Form 10-Q
period 2006-09-30
Lightspace Corp
filed 2006-11-17
CIK 1311318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From               to

Commission File Number 333-131857

LIGHTSPACE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3572975
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

529 Main Street, Ste 330, Boston, MA	02129
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 868-1700
(Former name, former address and former fiscal year, if changed since last report): Not Applicable

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 17, 2006
Common Stock, par value $0.0001	10,593,111 shares

LIGHTSPACE CORPORATION
FORM 10 - Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

PART 1. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

LIGHTSPACE CORPORATION
STATEMENTS OF FINANCIAL POSITION

	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$4,768	$123,951
Accounts receivable	51,589	35,190
Inventory	222,384	100,807
Other current assets	270,183	113,676
Total current assets	548,924	373,624

Property and Equipment - Net	52,802	39,184

Other assets	208,625	93,072
Total Assets	$810,351	$505,880

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$1,604,381	$4,639,234
Accounts payable	891,050	658,975
Accrued interest	47,159	538,969
Accrued expenses	479,831	141,574
Deferred revenue	255,206	37,620
Total current liabilities	3,277,627	6,016,372

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; authorized none and 1,000,000 shares at September 30, 2006 and December 31, 2005, respectively;
None and 133,732 shares issued and outstanding at
September 30, 2006 and December 31, 2005, respectively	-	13
Common stock, $0.0001 par value; authorized 30,000,000 shares;
5,793,111 and 977,182 shares issued and outstanding
at September 30, 2006 and December 31, 2005, respectively	579	98
Additional paid-in capital	7,195,975	2,092,612
Retained earning (deficit)	(9,663,830)	(7,603,215)
Total stockholders' equity (deficit)	(2,467,276)	(5,510,492)

Total Liabilities and Stockholders' Equity (Deficit)	$810,351	$505,880

See notes to unaudited financial statements

LIGHTSPACE CORPORATION
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Product sales	$191,371	$176,459	$406,978	$946,326
Other	6,964	6,611	19,859	20,109
Total revenues	198,335	183,070	426,837	966,435

Product Cost	228,647	126,912	578,051	742,089
Gross Margin	(30,312)	56,158	(151,214)	224,346

Operating Expenses
Research and development	229,927	184,251	726,709	706,110
Selling and marketing	250,797	135,251	742,019	461,041
General and administrative	122,664	234,156	576,581	593,105
Total operating expenses	603,388	553,658	2,045,309	1,760,256
Operating Loss	(633,700)	(497,500)	(2,196,523)	(1,535,910)

Other Income (Expense)
Net gain on debt and equity conversion	-	-	402,298	-
Interest expense - net	(40,562)	(118,716)	(266,390)	(430,745)
Total other income (expense)	(40,562)	(118,716)	135,908	(430,745)
Loss Before Provision For Income Taxes	(674,262)	(616,216)	(2,060,615)	(1,966,655)

Provision For Income Taxes	-	-	-	-
Net Loss	$(674,262)	$(616,216)	$(2,060,615)	$(1,966,655)
Basic and Diluted Net Loss Per Share	$(0.12)	$(0.63)	$(0.56)	$(2.03)
Weighted Average Common Shares Outstanding	5,793,111	977,182	3,652,698	969,182

See notes to unaudited financial statements

LIGHTSPACE CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
January 1, 2006 to September 30, 2006

	Series A Convertible Preferred Stock		Common Stock		Additional	Retained	Stockholders'
	Shares		Shares		Paid-In	Earnings	Equity
	Issued	Amount	Issued	Amount	Capital	(Deficit)	(Deficit)
Balance, January 1, 2006	133,732	$13	977,182	$98	$2,092,612	$(7,603,215)	$(5,510,492)

Conversion of notes payable			1,544,865	154	2,724,621		2,724,775

Conversion of senior notes			3,110,585	311	2,488,160		2,488,471

Conversion of preferred stock	(133,732)	(13)	160,479	16	85,586		85,589

Issuance of common warrants					264,345		264,345

Expenses of private placement					(499,595)		(499,595)

Stock option compensation					40,246		40,246

Net loss for the period						(2,060,615)	(2,060,615)
Balance September 30, 2006	-	$-	5,793,111	$579	$7,195,975	$(9,663,830)	$(2,467,276)

See notes to unaudited financial statements

LIGHTSPACE CORPORATION
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
Cash Flows (Uses) from Operating Activities:
Net loss	$(2,060,615)	$(1,966,655)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and amortization	25,254	21,328
Amortization of debt discount and expense	19,671	143,049
Provision for stock option compensation	40,246
Debt and preferred stock conversion adjustments:
Fair value of common stock issued	350,018	-
Fair value of common stock warrants issued	264,345	-
Non-cash gain on debt conversion	(890,765)	-
Other changes in assets and liabilities:
Accounts receivable	(16,399)	12,946
Inventory	(121,577)	176,974
Other assets	(291,731)	(108,739)
Accounts payable and accrued expenses	816,251	667,238
Deferred revenue	217,586	(453,069)
Net cash used in operating activities	(1,647,716)	(1,506,928)
Cash Flows (Uses) From Investing Activities:
Purchases of property and equipment	(38,872)	-
Net cash used in investing activities	(38,872)	-
Cash Flows (Uses) From Financing Activities:
Proceeds from notes payable	2,067,000	1,664,957
Expenses of private placement	(499,595)	-
Net cash provided from financing activities	1,567,405	1,664,957
Net Increase (Decrease) in Cash and Cash Equivalents	(119,183)	158,029
Cash and Cash Equivalents - beginning of period	123,951	47,546
Cash and Cash Equivalents - end of period	$4,768	$205,575
Supplemental Disclosures of Cash Flow Information
Interest paid	$88,471	$49,601
Notes payable and accrued interest converted to common stock	$5,839,582	$90,000
Issuance of stock warrants with financings	$125,896	$143,049

See notes to unaudited financial statements

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

                                                                                                                                                                                                                                                                                                                                                                                                                                1. 1. NATURE OF THE BUSINESS AND OPERATIONS

Lightspace Corporation (the “Company”), incorporated in August 2001 as a Delaware corporation, provides interactive lighting entertainment products to numerous industries including retail stores, family entertainment centers, theme parks, fashion shows, nightclubs, special events, stage lighting & sound, health clubs and architectural lighting and design.

The Company is subject to certain risks common to technology-based companies in similar stages of development. Principal risks to the Company include uncertainty of growth in market acceptance for the Company’s products; dependence on advances in interactive digital environments; history of losses since inception; ability to remain competitive in response to new technologies; costs to defend, as well as risks of losing, patent and intellectual property rights; reliance on limited number of suppliers; reliance on outsourced manufacture of the Company’s products for quality control and product availability; ability to increase production capacity to meet demand for the Company’s products; concentration of the Company’s operations in a limited number of facilities; uncertainty of demand for the Company’s products in certain markets; ability to manage growth effectively; dependence on key members of the Company’s management; limited experience in conducting operations internationally; and ability to obtain adequate capital to fund future operations.

The Company has incurred net operating losses and negative operating cash flows since inception. As of September 30, 2006, the Company had an accumulated retained earnings deficit of $9,663,830 and an accumulated stockholders’ deficit of $2,467,276. The Company has funded its operations through September 30, 2006 through the issuance of private placements of common stock and preferred stock, borrowings from stockholders and others, and sales of Lightspace products. The Company’s long-term success is dependent on obtaining sufficient capital to fund its operations and development of its products, bringing such products to the worldwide market, and obtaining sufficient sales volume to be profitable.

2. BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has incurred net losses from operations of $674,262 and $2,060,615 for the three and nine month periods ended September 30, 2006. Further, the Company has accumulated net losses from operations of $9,663,830. These factors, amongst others, indicate that there is substantial uncertainty that the Company will continue as a going concern. The financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The statement of financial position as of September 30, 2006, the statements of operations and cash flows for the three and/or nine months ended September 30, 2006 and 2005, and the statement of changes in stockholders’ equity (deficit) for the nine months ended September 30, 2006 are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. Such financial statements do not include all of the information and disclosures required for audited financial statements. In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of normal recurring adjustments except as discussed hereafter, necessary for the fair presentation of the Company’s financial position, results of its operations, cash flows, and stockholders’ equity (deficit) for the periods presented. As discussed in Note 10, the nine month period ended September 30, 2006 includes a net gain of $402,298 related to the securityholder debt and equity conversion and exchange. The results of operations for the interim periods are not necessarily indicative of the results that can be expected for any other interim period or any fiscal year.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

3. RECOGNITION OF SALES

The Company recognizes revenue from the sale of its entertainment systems when all of the following conditions have been met: (1) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (2) the Company’s products have been delivered and risk of loss has passed to the customer; (3) the Company has completed all of the necessary terms of the contract including but not limited to, installation of the product and training; (4) the amount of revenue to which the Company is entitled is fixed or determinable; and (5) the Company believes it is probable that it will be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, the Company defers recognition of revenue. Revenue from maintenance contracts is recorded on a straight-line basis over the term of the contract. An allowance for uncollectible receivables is established by a charge to operations, when in the opinion of the Company, it is probable that the amount due to the Company will not be collected.

4. FILING WITH THE SECURITIES AND EXCHANGE COMMISSION

The Company has filed a Registration Statement on Form S-1, and amendments thereto, with the Securities and Exchange Commission to register for sale a minimum of 450,000 units, on a best efforts all or none basis, and an additional 150,000 units on a best efforts basis, for a maximum of 600,000 units at a price per unit of $6.40. Each unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. Sale of the minimum or maximum number of units would result in aggregate proceeds to the Company of $2,880,000 or $3,840,000, respectively.

The Registration Statement was declared effective by the Securities and Exchange Commission on October 4, 2006. On November 2, 2006 the Company closed the offering period for its securities. The Company sold 600,000 units, the maximum allowed, at an offering price of $6.40 per unit, resulting in aggregate proceeds to the Company of $3,840,000. After repayment of principal and interest due on senior notes in the aggregate amount of $1,409,000 and expenses of the offering of approximately $496,000, the net proceeds to the Company are approximately $1,935,000. In connection with the sale of the units, the Company issued, as compensation to the underwriter, a warrant to purchase 102,000 units at an exercise price of $7.68 per unit. Each underwriter unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant.

The sale of 600,000 units resulted in the issuance of: (1) 4,800,000 shares of common stock; (2) 816,000 warrants to purchase a total of 816,000 shares of common stock at an exercise price of $0.96 per warrant (pursuant to the unit warrants issued to the underwriter); (3) 5,616,000 warrants to purchase a total of 5,616,000 shares of common stock at an exercise price of $1.00 per warrant; (4) 1,404,000 warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.25 per warrant; and (5) 1,404,000 warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.63 per warrant.

Issued and outstanding shares of the Company’s common stock at November 2, 2006 increased to 10,593,111 from 5,793,111 at September 30, 2006. Additionally, issued and outstanding common stock warrants at November 2, 2006 were 15,427,789, exercisable at prices that range from $0.80 to $7.50. At September 30, 2006, the Company had issued and outstanding common stock warrants in the aggregate amount of 6,187,789, exercisable at prices that range from $0.80 to $7.50.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

5. LOSS PER SHARE

Basic and diluted net loss per common share are calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are excluded from the calculation for all periods presented as their inclusion would be anti-dilutive. Dilutive securities consist of common stock options, common stock warrants, preferred stock warrants, convertible preferred stock and convertible debt.

The following potentially dilutive securities were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Common stock options	1,794,890	72,080	1,794,890	72,080
Common stock warrants	6,187,789	99,938	6,189,789	99,938
Preferred stock warrants	-	16,390	-	16,390
Convertible preferred stock	-	53,493	-	53,493
Convertible debt	-	134,497	-	134,497
Total	7,982,679	376,398	7,984,679	376,398

6. STOCK OPTION BASED COMPENSATION

The Company accounted for stock-based compensation arrangements with employees and directors utilizing the intrinsic-value method for all periods prior to January 1, 2006. Under this method, stock-based compensation expense is determined at the measurement date, which is generally the date of grant, as the aggregate amount by which the current market value of the equity security exceeds the exercise price to be paid. The resulting compensation expense, if any, is recognized for financial reporting over the term of vesting or performance. Stock-based compensation arrangements with nonemployees or associated with borrowing arrangements are accounted for utilizing the fair value method or, if a more reliable measurement, the value of the services or consideration received. Under the fair value method, stock-based compensation expense is determined at the measurement date, which again is generally the date of grant, as the aggregate amount by which the expected future value of the equity security at the date of acquisition exceeds the exercise price to be paid. The resulting compensation expense, if any, is recognized for financial reporting at the time the services are rendered and completed. The Company determined the fair value of stock-based compensation arrangements for nonemployees and under borrowing arrangements utilizing the minimum value method, which excludes as a computational factor stock volatility.

The Company has historically granted stock-based compensation awards to employees and directors at an exercise price equal to the current market value of the Company’s equity security at the date of grant. Accordingly, no compensation expense has been or will be recognized in the financial statements for all such stock based compensation awards prior to January 1, 2006.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. This statement addresses accounting for stock-based compensation arrangements, including stock options and shares issued to employees and directors under various stock-based compensation arrangements. This statement requires the Company to use the fair value method, rather than the intrinsic-value method, to determine compensation expense for all stock-based arrangements for all periods subsequent to December 31, 2005. Additionally, the Company is no longer permitted to calculate stock-based compensation excluding a factor for stock volatility. This statement was effective for the Company in 2006 for all prospective stock option and share grants of stock-based compensation awards and modifications to all prior grants.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

6. STOCK OPTION BASED COMPENSATION (continued)

The following table summarizes the pro forma stock based compensation expense and the related effect on reported results of operations for stock option grants to employees and directors for periods prior to January 1, 2006 that would have been recorded by the Company for the three and nine months ended September 30, 2006 and 2005 under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, if the Company had adopted early application thereof.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss as reported	$(674,262)	$(616,216)	$(2,060,615)	$(1,966,655)
Pro forma stock option compensation	(1,881)	(6,672)	(5,642)	(6,672)
Pro forma net loss	$(676,143)	$(622,888)	$(2,066,257)	$(1,973,327)
Basic and diluted net loss per share:
As reported	$(0.12)	$(0.63)	$(0.56)	$(2.03)
Pro forma	$(0.12)	$(0.64)	$(0.57)	$(2.04)

The fair value of stock options at the date of grant was determined under the Black-Scholes option pricing model. The assumptions utilized for the stock options granted prior to January 1, 2006 are as follows: volatility - 59%; estimated option exercise period - 2 to 3 years; risk free interest rate - 3.96%; and expected total forfeitures of 13.2%.

In June 2006, the Company’s stockholders and Board of Directors approved adoption of the 2006 Stock Incentive Plan (the “2006 Stock Plan”), pursuant to which up to 2,118,622 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. In July 2006, under the 2006 Stock Plan the Company granted to officers and key employees 1,736,810 options to purchase 1,736,810 shares of common stock at an exercise price of $0.80 per option. The options vest ratably over a three year period and expire in ten years. Under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, the Company determined the total stock based compensation expense for this option grant was $483,000, utilizing the following assumptions: volatility - 57%; estimated option exercise period - 2 to 3 years; risk free interest rate - 5.14% to 5.17%; and expected total forfeitures related this option grant of 6.9%.

The provision for stock based compensation for common stock options granted in July 2006 for the three and nine months ended September 30, 2006 was $40,246. The Company did not record a tax benefit related to the provision for stock based compensation due to the Company’s net operating loss carryforwards; accordingly, the net loss for each period was increased by $40,246 and basic and diluted net loss per share was increased by $0.01 in each period in the three and nine month periods ended September 30, 2006.

7. INVENTORY

At December 31, 2005 and September 30, 2006, inventory consisted of raw materials of $87,497 and $43,309, and finished products of $13,310 and $179,075, respectively.

8. PREFERRED STOCK

On April 27, 2006, the conditions for the closing of the February 9, 2006 Securityholder Debt and Equity Conversion and Exchange Agreement having been met, the 133,732 shares of issued and outstanding Series A convertible preferred stock were converted into 160,479 shares of the Company’s common stock. The 133,732 shares of Series A preferred stock have been retired and the authority to issue further classes of preferred stock has been cancelled.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

9. COMMON STOCK

On April 18, 2006 the stockholders' of the Company approved resolutions to increase the authorized shares of the Company's common stock to 30,000,000, and to effect a one for 2.5 reverse stock split of the Company's common stock effective with the closing of the February 9, 2006 Securityholder Debt and Equity Conversion and Exchange Agreement, which occurred on April 27, 2006. The accompanying financial statements and notes thereto have been restated to reflect this one for 2.5 reverse stock split.

The Company has authorized 30,000,000 shares of $0.0001 par value of common stock. At September 30, 2006 and December 31, 2005, the Company had issued and outstanding 5,793,111 and 977,182 shares of common stock, respectively. As discussed in Note 4, on November 2, 2006 the Company closed the offering period for the sale of its securities. Issued and outstanding shares of the Company’s common stock at November 2, 2006 increased to 10,593,111 from 5,793,111 at September 30, 2006. Additionally, issued and outstanding common stock warrants at November 2, 2006 were 15,427,789, exercisable at prices that range from $0.80 to $7.50. At September 30, 2006, the Company had issued and outstanding common stock warrants in the aggregate amount of 6,187,789, exercisable at prices that range from $0.80 to $7.50.

10. SECURITYHOLDER DEBT AND EQUITY CONVERSION AND EXCHANGE

On February 9, 2006, the Company entered into a Securityholder Debt and Equity Conversion and Exchange Agreement (the "Agreement") with holders of (1) $1,401,000 in principal amount of convertible notes and $1,538,234 in principal amount of demand notes, (2) holders of 133,732 shares of Series A preferred stock and (3) existing warrantholders to provide for the terms of the debt conversion, preferred conversion and warrant exchange. The Agreement was effective upon the receipt by the Company of an aggregate investment of at least two million dollars in gross proceeds of senior secured notes. Under the terms of the Agreement, (1) the holders of convertible and demand notes received 1,544,865 shares of common stock and exchange warrants to purchase 1,480,849 shares of common stock at exercise prices ranging from $0.80 to $7.50 per share upon conversion of their notes and any warrants issued in conjunction therewith, and the Company’s former CEO received a contingent promissory note in the principal amount of $237,381; (2) the holders of Series A preferred stock received 160,479 shares of common stock upon conversion of their Series A Preferred Stock; and (3) the holders of other existing warrants received exchange warrants to purchase 41,063 shares of common stock at an exercise price of $7.50 per warrant. On April 27, 2006, the conditions for the closing of the Securityholder Debt and Equity Conversion and Exchange Agreement having been met, the Company effected the conversion and exchange. As a result of the closing of the Agreement, the Company recorded a one-time net gain of $402,298. The net gain was comprised of the following:

(a) To effect the conversion of the convertible notes to common stock, the Company modified the original conversion ratios, resulting in the issuance of an additional 330,536 shares of common stock. Upon conversion, the fair value of these additional shares, $264,429 (330,536 shares at $0.80 per share), was charged to operations as debt conversion expense and as an increase to additional paid-in-capital. Under the fair value computation method utilizing a 4.89% risk-free interest rate assumption, 59% volatility factor and an expected life of three years, a value of $1,404 was assigned to the 108,534 warrants to purchase 108,534 shares of common stock at an exercise price of $7.50 per warrant issued in connection with this part of the Exchange. The assigned fair value of the exchange warrants was accounted for in the same manner as the additional shares of common stock issued in the conversion;

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

10. SECURITYHOLDER DEBT AND EQUITY CONVERSION AND EXCHANGE (continued)

(b) To effect the conversion of the demand notes, the Company negotiated conversion rates of $0.85 to $3.00 with the noteholders, resulting in the issuance of 868,532 shares of common stock. Upon conversion, the Company recorded a one-time gain of $890,765, representing the difference between the principal and accrued interest due on the notes, $1,585,591, and the fair value of the shares issued to effect the conversion, $694,825 (868,532 shares at $0.80 per share). Under the fair value computation method utilizing a 4.89% risk-free interest rate assumption, 59% volatility factor and an expected life of three years, a value of $137,045 was assigned to the 1,011,063 warrants to purchase 1,011,063 shares of common stock at exercise prices that range from $1.00 to $7.50 per warrant issued in connection with this part of the conversion. This assigned fair value was charged to operations as debt conversion expense and as an increase to additional paid-in-capital;

(c) To effect the conversion of the Series A Preferred Stock, the Company modified the conversion ratio from .4 shares of common stock to 1.2 shares of common stock for each share of Series A Convertible Preferred Stock held. This modification resulted in the issuance of an additional 106,986 shares of common stock. Upon conversion, the fair value of these additional shares, $85,589 (106,986 shares at $0.80 per share), was charged to operations as conversion expense and as an increase to additional paid-in-capital; and

(d) In connection with the issuance of the $237,381 contingent promissory note to the former CEO, the Company issued to the former CEO, 361,252 five-year warrants to purchase 361,252 shares of common stock at an exercise price of $0.80 per warrant. The fair value of the warrants at April 27, 2006 was determined to be $125,896 under the fair value computation method utilizing a 4.89% risk free interest rate assumption, 59% volatility factor and an expected life of three years. The $125,896 has been classified as deferred financing costs, chargeable to operations as additional interest expense over three years, and as an increase to additional paid-in-capital.

As of April 25, 2006, the Company had received an aggregate of $2,400,000 in principal amount of senior secured note financing. The Company and the senior secured noteholders agreed, effective May 3, 2006, to convert $2,488,471 of senior secured note principal and accrued interest, at a conversion price of $6.40 per unit, into 388,821 units plus fractional shares and warrants. Each unit consists of (1) eight shares of common stock, (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise of $1.25 per warrant: and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. The Company issued to the senior secured note holders 3,110,585 shares of common stock, 3,110,585 warrants to purchase a total of 3,110,585 shares of common stock at an exercise price of $1.00 per warrant, 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.25 per warrant, and 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.63 per warrant.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

11. STOCK INCENTIVE PLANS

In September 2005, the Company’s stockholders and Board of Directors approved the 2005 Stock Incentive Plan (the “2005 Stock Plan”). The 2005 Plan provides that the Board of Directors may grant up to 72,080 incentive stock options and/or nonqualified stock options to directors, officers, key employees and to consultants. The 2005 Stock Plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. For grants to an individual who owns more than 10% of the outstanding common stock of the Company, the exercise price must be 110% of fair market value at the time of grant. Options expire in ten years or less from the date of grant and vest over a period not to exceed four years. At September 30, 2006, the Company has reserved 58,080 shares of common stock for issuance under the 2005 Stock Plan. Concurrent with the approval and adoption of the 2006 Stock Incentive Plan in June of 2006, no additional options will be issued under the 2005 Stock Plan.

In June 2006, the Company’s stockholders and Board of Directors approved adoption of the 2006 Stock Incentive Plan (the “2006 Stock Plan”), pursuant to which up to 2,118,622 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. The 2006 Stock Plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. For grants to an individual who own more than 10% of the outstanding common stock of the Company, the exercise price must be 110% of fair market value at the time of grant. Options expire in ten years or less from the date of grant and vest over a period not to exceed four years. As of September 30, 2006, the Company has reserved 2,118,622 shares of common stock for issuance under the 2006 Stock Plan.

Prior to the effective date of the Company’s initial public offering, November 2, 2006, the Board of Directors determined the fair market value of the common stock at the date of grant after considering an extensive range of factors. Such factors include, among others, the Company’s financial performance to date, the Company’s future prospects and opportunities and recent offering prices and sales of the Company’s common stock.

In September 2005, the Company granted options under the 2005 Stock Plan to purchase 72,080 shares of common stock to officers, a director, and key employees at an exercise price of $.83 per option, the fair market value of the Company’s common stock at that date. The options vest at stipulated dates over a period not to exceed four years and expire in ten years.

In July 2006, the Company granted options under the 2006 Stock Plan to purchase 1,736,810 shares of common stock to officers and key employees at an exercise price of $.80 per option, the fair market value of the Company’s common stock at that date. The options vest at stipulated dates over a period not to exceed three years and expire in ten years. Under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, the Company determined the total stock based compensation expense for this option grant was $483,000, utilizing the following assumptions: volatility - 57%; estimated option exercise period - 2 to 3 years; risk free interest rate - 5.14% to 5.17%; and expected total forfeitures related this option grant of 6.9%. At September 30, 2006, total unrecognized stock based compensation expense related to unvested common stock option grants expected to be charged to operations over the next two and three quarter years is estimated to be $443,000.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

11. STOCK INCENTIVE PLANS (continued)

Combined information with respect to stock options issued under the 2005 and 2006 Stock Plans for the nine month period ended September 30, 2006 is summarized as follows:

	September 30, 2006
	Number of Shares	Weighted Average Exercise Price
Options outstanding January 1, 2006	72,080	$0.83
Options granted	1,736,810	$0.80
Options exercised	-
Options cancelled	(14,000)	$(0.83)
Options outstanding September 30, 2006	1,794,890	$0.80

Options exerciseable	87,846
Weighted average exercise price	$0.81
Weighted average contractual life (years)	9 1/2
Weighted average fair value of options granted	$0.30
Options available for grant	381,812

12. STOCK WARRANTS

Issued and outstanding warrants to purchase Series A convertible preferred stock and common stock of the Company are as follows:

Type of Warrant	Date Issued	Exercise Price	December 31, 2005	September 30, 2006	November 2, 2006
Series A preferred stock	April 10, 2004	$10.25	40,975	-	-

Common stock warrant	December 1, 2004	$15.00	16,876	-	-
Common stock warrant	June 8 and 23, 2005	$12.50	42,000	-	-
Common stock warrant	July 15, 2005	$7.50	23,462	-	-
Common stock warrant	September 1, 2005	$7.50	17,600	-	-
$.80 Exchange warrant	April 27, 2006	$0.80	-	361,252	361,252
$1.00 Exchange warrant	April 27, 2006	$1.00	-	276,370	276,370
$3.00 Exchange warrant	April 27, 2006	$3.00	-	649,892	649,892
$7.50 Exchange common warrant	April 27, 2006	$7.50	-	234,398	234,398
$0.96 Unit warrant	November 2, 2006	$0.96	-	-	816,000
$1.00 Unit warrant	May 3 and November 2, 2006	$1.00	-	3,110,585	8,726,585
$1.25 Unit warrant	May 3 and November 2, 2006	$1.25	-	777,646	2,181,646
$1.63 Unit warrant	May 3 and November 2, 2006	$1.63	-	777,646	2,181,646
Total common stock warrants			99,938	6,187,789	15,427,789

Total warrants outstanding			140,913	6,187,789	15,427,789

On April 27, 2006 in connection with the conversion and exchange under the Securityholder Debt and Equity Conversion and Exchange Agreement (see Note 10), the Company issued 1,160,660 warrants to purchase a total of 1,160,660 shares of common stock at exercise prices ranging from $1.00 to $7.50 per warrant. The warrants are exercisable at the option of the holder at any time up until April 30, 2011, at which date the warrants expire. In the event of a stock split of the Company’s common stock, the warrants will be adjusted proportionately. The fair value of the warrants at April 27, 2006 was determined to be $138,449 under the fair value computation method utilizing a 4.89% risk free interest rate assumption, 59% volatility factor and an expected life of three years. The

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

12. STOCK WARRANTS (continued)

$138,449 has been charged to operations as debt conversion expense and as an increase to additional paid-in-capital. Included in the 1,160,660 warrants issued in connection with the Securityholder Debt and Equity Conversion and Exchange Agreement were the 140,913 Series A preferred stock warrants and common stock warrants issued and outstanding as of December 31, 2005. The 140,913 preferred and common stock warrants were exchanged for 149,597 common stock warrants to purchase 149,597 shares of common stock at an exercise price of $7.50 per warrant. Additionally, in connection with the securityholder debt and equity conversion, $237,381 in principal amount of existing notes held by the former CEO were converted into a $237,381 contingent promissory note. The Company issued to the former CEO 361,252 warrants to purchase a total of 361,252 shares of common stock at an exercise price of $0.80 per warrant. The warrants expire on April 30, 2011, unless the terms for payment of the contingent promissory note are not met, in which case the warrants will expire on March 31, 2009. The fair value of the warrants at April 27, 2006 was determined to be $125,896 under the fair value computation method utilizing a 4.89% risk free interest rate assumption, 59% volatility factor and an expected life of three years. The $125,896 has been classified as deferred financing costs, chargeable to operations as additional interest expense over three years, and as an increase to additional paid-in-capital. The foregoing warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of shares of common stock.

On May 3, 2006, the Company and noteholders holding $2,400,000 in principal amount of senior secured notes agreed to convert $2,488,471 of senior secured note principal and accrued interest, at a conversion price of $6.40 per unit, into 388,821 units plus fractional shares and warrants. The units that the Company issued to the senior secured note holders are comprised of 3,110,585 shares of common stock, 3,110,585 warrants to purchase a total of 3,110,585 shares of common stock at an exercise price of $1.00 per warrant, 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.25 per warrant, and 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.63 per warrant. The warrants are exercisable at the option of the holder at any time up until April 30, 2011, at which date the warrants expire. In the event of a stock split of the Company’s common stock, the warrants will be adjusted proportionately. No value has been assigned to the warrants issued in connection with the conversion. The warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of shares of common stock.

On November 2, 2006 the Company closed the offering period for its securities (see Note 4). The Company sold 600,000 units, the maximum allowed, at an offering price of $6.40 per unit, resulting in aggregate proceeds to the Company of $3,840,000. The sale of 600,000 units, including warrants issued to the underwriter as compensation, resulted in the issuance of: (1) 4,800,000 shares of common stock; (2) 816,000 warrants to purchase a total of 816,000 shares of common stock at an exercise price of $0.96 per warrant (pursuant to the unit warrants issued to the underwriter); (3) 5,616,000 warrants to purchase a total of 5,616,000 shares of common stock at an exercise price of $1.00 per warrant; (4) 1,404,000 warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.25 per warrant; and (5) 1,404,000 warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.63 per warrant. The warrants are exercisable at the option of the holder at any time up until April 30, 2011, at which date the warrants expire. In the event of a stock split of the Company’s common stock, the warrants will be adjusted proportionately. No value has been assigned to the warrants issued in connection with the sale of units. The warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of shares of common stock.

At December 31, 2005, September 30, 2006 and November 2, 2006, the weighted average exercise price of the common stock warrants outstanding was $10.88, $1.56 and $1.30, respectively. At September 30, 2006, the common stock warrants have an average remaining life of approximately four and one-half years.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

13. INCOME TAXES

The Company has recorded no provisions or benefits for income taxes for any period presented due to the net operating losses incurred and the uncertainty as to the recovery of such net operating losses and other deferred tax assets as a reduction of possible future taxable income, if any.

At December 31, 2005 and September 30, 2006, the Company had operating loss carryforwards of approximately $6,684,000 and $7,357,000, respectively, available to offset future taxable income for United States federal and state income tax purposes. At September 30, 2006, approximately $6,313,000 of the operating loss carryforwards are restricted as to yearly usage, as discussed hereafter. The United States federal tax operating loss carryforwards expire commencing in 2021 through 2026. The state tax operating loss carryforwards expire commencing in 2007 through 2010. Additionally, the Company has research and development credit carryforwards of approximately $143,000 and $93,000 available to be used as a reduction of federal income taxes and state income taxes, respectively. The Company has provided a valuation allowance equal to the full amount of the deferred tax asset related to the operating loss carryforwards, tax credits and other items deductible against future taxable income, if any, and will continue to fully reserve the deferred tax asset until it can be ascertained that all or a portion of the asset will be realized.

The Company’s ability to use the operating loss carryforwards to offset future taxable income is subject to restrictions enacted in the United State Internal Revenue Code of 1986. These restrictions severely limit the future use of the tax operating loss carryforwards if certain ownership changes described in the code occur. The common stock ownership changes occurring as a result of the securityholder debt and equity conversion on April 27, 2006 and the conversion of senior secured notes on May 3, 2006 have resulted in limitations in the use of the tax operating loss carryforwards. In future years, the restricted tax operating loss carryforwards of $6,313,000 can be used only to offset approximately $100,000 of taxable income per year, if any. The Company may use other available tax operating loss carryforwards without limitation. Therefore, in future years, the Company may be required to pay income taxes even though significant tax operating loss carryforwards exist.

14. SEGMENT INFORMATION

The Company conducts its operations and manages its business in one segment, the manufacture of hardware and development of software for interactive lighting entertainment. Revenues, denominated in U.S. dollars, by geographical region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	$59,812	$74,765	$288,314	$715,127
Canada	49,100	-	49,100	121,750
Europe	40,413	-	40,413	-
Asia	49,010	89,177	49,010	89,177
South America	-	-	-	21,253
Australia	-	19,128	-	19,128
Total	$198,335	$183,070	$426,837	$966,435

Item 2. Management’s Discussion of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited financial statements and the related notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the following discussion, as well as other information in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Management urges you to consider the risks and uncertainties described in “Risk Factors” in this report and in the Company’s Registration Statement on Form S-1. Management undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date of this report. Management cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

Lightspace provides interactive lighting entertainment products to retail stores, family entertainment centers, theme parks, fashion shows, nightclubs, special events, stage lighting and sound providers, health clubs and architectural lighting and design. Our current product lines include: (a) Lightspace Play, an interactive 36 tile gaming platform for children and adult recreation; (b) Lightspace Dance, an interactive floor, generally in sizes of 86 tiles and larger, that displays customizable lights and effects; and (c) Lightspace Design, an interactive tile system that displays customizable lights and video effects that can be mounted on any flat surface.

Lightspace received the first significant investor equity funding, $1,386,000, in July and December of 2003 and commenced operations. With this funding, and an additional funding of $600,000 through the issuance of convertible notes in April 2004, we were able to engage contract manufacturers for the initial production run of 100 interactive tiles and subsequent production of interactive tiles, hire sales and marketing staff, introduce the Lightspace products at trade shows, expand the research and development department personnel and budget, and lease facilities for operations.

From December 2003 to June 2004, Lightspace increased employment levels from 5 employees to 27 employees to pursue sales leads and opportunities, to support the installation and maintenance of our products, and to design improvements to the current product and to develop new product offerings. Lightspace’s initial product offering, Lightspace Dance, was complemented with the introduction of Lightspace Play during this period.

In March of 2004, we began to experience significant manufacturing problems at the contract manufacturer. The manufacturing problems encompassed design errors, faulty parts and improper assembly. These problems increased the production cost and significantly reduced the yield of finished interactive tiles. The reduction in available finished product restricted the company from selling products to customers and pursuing sales leads. These manufacturing problems continued until product design changes and quality control procedures were fully implemented in early 2005. The effect of the manufacturing problems and consequent lost sales resulted in Lightspace using more cash resources than planned for a longer period of time to fund operations and product improvements. Our cash situation had become critical, and by September of 2005, employment levels had decreased to 11 employees. More significantly, without the required funding, Lightspace was unable from March 2005 to September 2005 to engage a contract manufacturer for the production of interactive tiles.

In September of 2005, we commenced borrowing on a short-term secured basis from a group of new investors through the issuance of bridge notes. This round of funding provided Lightspace with sufficient capital to restart in the fourth quarter of 2005 the production of interactive tiles. 480 interactive tiles were available for sale in the first quarter of 2006. An additional 1,350 interactive tiles were manufactured in the second and third quarters of 2006. As of December 31, 2005, we had issued an aggregate principal amount of $1,700,000 of bridge notes.

On February 9, 2006, Lightspace entered into the Securityholder Debt and Equity Conversion and Exchange Agreement (“Agreement”) with holders of (1) $1,401,000 in principal amount of convertible notes and $1,538,234 in principal amount of demand notes, (2) holders of 133,732 shares of Series A preferred stock and (3) existing warrants to provide for the terms of the Debt Conversion, Preferred Conversion and Warrant Exchange. Under the terms of the Agreement, (1) the holders of convertible and demand notes would receive 1,544,865 shares of common stock and exchange warrants to purchase 1,480,849 shares of common stock at exercise prices ranging from $0.80 to $7.50 per share upon conversion of their notes and any warrants issued in conjunction therewith, and a contingent note in the principal amount of $237,381; (2) the holders of Series A Preferred Stock would receive 160,479 shares of common stock upon conversion of their Series A Preferred Stock; and (3) the holders of other existing warrants would receive exchange warrants to purchase 41,063 shares of common stock at an exercise price of $7.50 per share. On April 27, 2006, the conditions for the closing of the Agreement having been met, the agreement became effective. As a result of the closing of the Agreement, we recorded a one-time net gain of $402,298.

On April 27, 2006, Lightspace and the holders of the bridge notes agreed to convert the outstanding principal and accrued interest under the bridge notes, $2,488,471, into units at a conversion price of $6.40 per unit. On May 3, 2006, we issued 388,821 units, and a small number of shares of common stock and unit warrants representing fractional units, in exchange for the surrender of all of the bridge notes. The units and fractional units that we issued to the bridge note holders were comprised of 3,110,585 shares of common stock, 3,110,585 warrants to purchase a total of 3,110,585 shares of common stock at an exercise price of $1.00 per warrant, 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.25 per warrant, and 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.63 per warrant.

The Security and Exchange Commission declared our registration statement on Form S-1 effective October 4, 2006. On November 2, 2006 Lightspace closed the offering period for the sale its securities. We sold 600,000 units, the maximum allowed, at an offering price of $6.40 per unit, resulting in aggregate proceeds to the Company of $3,840,000. After repayment of principal and interest due on senior notes in the aggregate amount of $1,409,000 and estimated expenses of the offering of $496,000, the net proceeds to Lightspace are estimated to approximate $1,935,000. The sale of 600,000 units, including warrants issued to the underwriter as compensation, resulted in the issuance of: (1) 4,800,000 shares of common stock; (2) 816,000 warrants to purchase a total of 816,000 shares of common stock at an exercise price of $0.96 per warrant (pursuant to the unit warrants issued to the underwriter); (3) 5,616,000 warrants to purchase a total of 5,616,000 shares of common stock at an exercise price of $1.00 per warrant; (4) 1,404,000 warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.25 per warrant; and (5) 1,404,000 warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.63 per warrant. The warrants are exercisable at the option of the holder at any time up until April 30, 2011, at which date the warrants expire.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2006 and 2005

Revenue

For the quarter ended September 30, 2006 total revenue was $198,335 as compared to $183,070 for the corresponding period in the prior year. The revenue for the quarter ended September 30, 2006 was comprised of revenue from the sale of products, $191,371, and other revenue of $6,964, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the quarter ended September 30, 2006, there were four Lightspace Play or Design installation sites and two Lightspace Dance installation sites, representing 287 interactive tiles. The revenue for the quarter ended September 30, 2005 was comprised of revenue from the sales of products, $176,459, and other revenue of $6,611, comprised principally of deferred maintenance revenue. In the quarter ended September 30, 2005, there were three Lightspace Play or Design installation sites and one Lightspace Dance installation site, representing 190 interactive tiles.

For the nine months ended September 30, 2006 total revenue was $426,837 as compared to $966,435 for the corresponding period in the prior year. The revenue for the nine month period ended September 30, 2006 was comprised of revenue from the sale of products, $406,978, and other revenue of $19,859, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the nine months ended September 30, 2006, there were eleven Lightspace Play or Design installation sites and two Lightspace Dance installation sites, representing 565 interactive tiles. The revenue for the nine month period ended September 30, 2005 was comprised of revenue from the sales of products, $946,326, and other revenue of $20,109, comprised principally of rental income and deferred maintenance revenue. In the nine months ended September 30, 2005, there were seven Lightspace Play or Design installation sites and five Lightspace Dance installation sites, representing 1,288 interactive tiles.

The decline in revenues for the nine month period ended September 2006, $426,837, as compared to the corresponding nine month period of 2005, $966,435, is due principally to the following: (1) the lack of interactive tiles available for sale (by the end of October of 2005 we had sold all available inventory of interactive tiles and did not receive the first production run of 500 interactive tiles from our contract manufacturer until the first quarter of 2006); (2) the normal sales process wherein leads are pursued, demonstrations made, and terms and dates of installation are agreed upon; and (3) product mix (in the 2006 nine month period there were 13 Lightspace installations sites as compared to 12 Lightspace installation sites in the 2005 period; however, the 2005 nine month period included five Lightspace Dance installation sites as compared to two Lightspace Dance installation sites in the 2006 period. Lightspace Dance installations require significantly more interactive tiles than Lightspace Play or Design installations).

Our product backlog at September 30, 2006 was $281,934, representing 409 interactive tiles. We expect that this backlog will be shipped and installed prior to March 31, 2007. Product backlog at December 31, 2005 was $26,400, representing 36 interactive tiles. Cancellation of a signed contract or order included in product backlog requires the consent of Lightspace.

For the nine months ended September 30, 2006, sales of our products were made to customers in the United States - $288,314, Canada - $49,100, Europe - $40,413, and Asia - $49,010. In the nine month period ended September 30, 2006, two Lightspace customers comprised more than 10% of revenues. Sales to these two customers aggregated $95,313 in the 2006 nine month period. For the nine months ended September 30, 2005, sales of our products to customers in the United States - $715,127, Canada - $121,750, and internationally - $129,558. In the nine month period ended September 30, 2005, due to the large dollar value of certain sales and the level of sales volume, we had four customers that each comprised more than 10% of revenues. Sales to these four customers aggregated $668,782 in the 2005 nine month period.

Product Cost and Gross Margin

For the quarters ended September 30, 2006 and 2005, Lightspace recorded gross margins of a negative $30,312, or a negative 15%, and $56,158, or 31%, respectively. For the nine month periods ended September 30, 2006 and 2005, Lightspace recorded gross margins of negative $151,214, or negative 35%, and $224,346, or 23%, respectively. The nine month period ended September 30, 2006 includes a $57,000 provision for obsolete inventory component parts resulting from engineering design changes to be incorporated into the production of interactive tiles in the first quarter of 2007. In addition to the provision for obsolescence, the other major factor affecting the significant decline in the gross margin for the nine months ended September 30, 2006 is that the fixed cost of our manufacturing and customer service organizations, as discussed hereafter, was spread over a fewer number of sales of interactive tiles, 565 tiles in 2006 period verses 1288 tiles in corresponding period for 2005. Due to the low dollar volume of sales in each period, these margin rates are not representative of margin rates that may be achieved if we achieve higher volume levels.

Product cost includes the direct cost of materials, associated freight charges, and the allocated per unit cost of the contractor's manufacturing labor, overhead and profit associated with products sold. For the most part, these costs are variable and increase or decrease with volume. Product cost also includes our personnel and related expenses assigned to manufacturing and customer service. These latter costs tend to be a fixed cost that decreases on a per unit basis as volume increases.

While not apparent due to the low dollar volume of sales in the nine month period ended September 30, 2006, we were able to achieve an approximate 17% reduction in the cost of an interactive tile by changing certain component part suppliers, elimination of several component parts, and negotiating a supply contract with a new contract manufacturer. We expect that with volume increases, we may be able to achieve further reductions in both the cost of the interactive tiles and other system components that will offset the increased cost of plastic used in our products.

Operating Expenses

Research and development spending was $229,927 for the quarter ended September 30, 2006 as compared to $184,251 for the quarter ended September 30, 2005. R&D expenses were $726,709 for the nine months ended September 30, 2006, as compared to $706,110 in the corresponding 2005 period. As previously mentioned, to conserve cash subsequent to March 2005, we significantly reduced all department spending. 2005 quarterly spending for research and development decreased from a high of $268,795 in the quarter ended March 30, 2005 to approximately $185,000 for each of the quarters ended September 30 and December 31, 2005. The increased R&D spending when comparing the quarter ended September 30, 2006 to the quarter ended September 30, 2005 of approximately $46,000, or 25%, is principally related to the two engineers hired in January 2006 and spending for new product development. We intend to hire one additional engineer in 2006 to assist in new product development. Additionally, we have planned for the fourth quarter of 2006 and fiscal year 2007 approximately $200,000 in research and development spending, exclusive of staff salaries, for the design, development and testing of a new generation of Lightspace products.

Selling and marketing expenditures were $250,797 for the quarter ended September 30, 2006 as compared to $135,251 for the quarter ended September 30, 2005. On a year-to-date basis, sales and marketing expenses were $742,019 at September 30, 2006, as compared to $461,041 in the corresponding 2005 period. Similar to 2005 research and development spending, selling and marketing expenditures were significantly reduced after the quarter ended March 31, 2005 to conserve cash. The increased sales and marketing spending in both 2006 periods, when comparing these periods to 2005, is related to the 2006 hiring of three sales personnel, increased spending for trade shows, advertising, print publications, and employee travel expenses.

For the quarter ended September 30, 2006, administrative expenses were $122,664, decreasing approximately $111,500 from the $234,156 recorded for the quarter ended September 30, 2005. In the quarter ended September 30, 2006, we incurred approximately $54,900 in charges related to the fair value of warrants issued to two officers and a shareholder in connection with either their guarantees of Lightspace debts or extensions in the payment terms of notes payable, and approximately $64,500 of legal and consultant expenses associated with our planned, but subsequently aborted, merger with a public company.

Administrative expenses were $576,581 for the nine month period ended September 30, 2006 as compared to $593,105 incurred in the corresponding 2005 period. After adjusting for the above mentioned 2005 charges for the fair value of warrants issued and the legal and consultant expenses, administrative expenses increased in the nine month period ended September 2006 when compared to the corresponding period in 2005. Two of the principal factors contributing to the 2006 increase in our administration expenses were: (1) the severance agreement entered into with our former CEO, discussed below; and (2) additional internal financial and accounting expense incurred in connection with the sale of equity securities in 2006.

On April 21, 2006, we entered into a severance agreement with our former Chief Executive Officer, pursuant to which he resigned as an officer, director and employee of Lightspace effective March 31, 2006. Under the agreement, we paid him his accrued wages and vacation pay, reimbursed him for recorded expenses incurred on behalf of Lightspace aggregating $47,636, paid him $10,000 as severance, and paid him $20,000 as a non-refundable advance payment for 100 hours of consulting work. We also paid $20,000 against an existing accounts payable balance to his affiliate, Immersive Productions, and agreed to use our best efforts to pay the $52,385 balance due to Immersive Productions by December 31, 2006.

Interest Expense

Interest expense for the quarter ended September 30, 2006 was $40,562 as compared to $118,716 for the quarter ended September 30, 2005. Interest expense was $266,390 for the nine month period ended September 30, 2006 as compared to $430,745 in the corresponding 2005 period. The decrease in 2006 interest expense for the quarter and on a year-to-date basis is due to the conversion to common stock on April 27, 2006 of $2,701,853 in principal amount of convertible and demand notes, and the conversion to common stock on May 3, 2006 of $2,400,000 in principal amount of bridge notes, as discussed hereafter.

Income Taxes

At December 31, 2005 and September 30, 2006, Lightspace had operating loss carryforwards of approximately $6,684,000 and $7,357,000, respectively, available to offset future taxable income for United States federal and state income tax purposes. At September 30, 2006, approximately $6,313,000 of the operating loss carryforwards are restricted as to yearly usage, as discussed hereafter. The United States federal tax operating loss carryforwards expire commencing in 2021 through 2026. The state tax operating loss carryforwards expire commencing in 2007 through 2010. Additionally, Lightspace has research and development credit carryforwards of approximately $143,000 and $93,000 available to be used as a reduction of federal income taxes and state income taxes, respectively. We have provided a valuation allowance equal to the full amount of the deferred tax asset related to the operating loss carryforwards, tax credits and other items deductible against future taxable income, if any, and will continue to fully reserve the deferred tax asset until it can be ascertained that all or a portion of the asset will be realized.

Our ability to use the operating loss carryforwards to offset future taxable income is subject to restrictions enacted in the United State Internal Revenue Code of 1986. These restrictions severely limit the future use of the tax operating loss carryforwards if certain ownership changes described in the code occur. The common stock ownership changes occurring as a result of the securityholder debt and equity conversion on April 27, 2006 and the conversion of bridge notes on May 3, 2006 have resulted in limitations in the use of the tax operating loss carryforwards. In future years, the restricted tax operating loss carryforwards of $6,313,000 can be used only to offset approximately $100,000 of taxable income per year, if any. Lightspace may use other available tax operating loss carryforwards without limitation. Therefore, in future years, we may be required to pay income taxes even though significant tax operating loss carryforwards exist.

Net Loss

The net loss for the quarter ended September 30, 2006 was $674,262 as compared to a net loss of $616,216 in the corresponding period of the prior year. Impacting the quarter ended September 30, 2006, in addition to the preceding discussion, was a charge in the amount of 40,246 related to stock option based compensation. The provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, were first effective for us in the September 2006 quarter, and accordingly no prior financials periods were affected by this pronouncement. At September 30, 2006, total unrecognized stock based compensation expense related to unvested common stock option grants expected to be charged to operations over the next two and three quarter years is estimated to be $443,000, or approximately $40,000 per quarter.

The net loss for the nine months ended September 30, 2006 was $2,060,615 as compared to a net loss of $1,966,655 in the corresponding period of the prior year. Impacting the nine months ended September 30, 2006, in addition to the preceding discussion, was a one-time gain of $402,298 as a result of the February 9, 2006 Securityholder Debt and Equity conversion and Exchange Agreement, which became effective on April 27, 2006.

Liquidity, Capital Resources and Cash Flow

Lightspace has incurred net operating losses and negative operating cash flows since inception. At December 31, 2005 and September 30, 2006, we had an accumulated retained deficit of $7,603,215 and $9,663,830 and a stockholders’ deficit of $5,510,492 and $2,467,276, respectively. We expect to incur additional losses and negative operating cash flows through at least year end 2006. We will continue thereafter to incur losses and negative operating cash flows until our revenue growth reaches that level that is able to support our operating expenses.

Lightspace has funded its operations through September 30, 2006 through the issuance of common stock, Series A Preferred Stock, borrowings from stockholders and others pursuant to convertible and demand notes, bridge notes and senior notes, and sales of Lightspace products.

On April 18, 2006 our stockholders approved resolutions to increase the authorized shares of the Company’s common stock to 30,000,000, and to affect a one for 2.5 reverse stock split of the Company’s common stock. The one for 2.5 reverse stock split was effective on May 3, 2006. The accompanying financial statements and notes thereto, and this management discussion of the results of operations and financial position have been restated or modified to reflect this one for 2.5 reverse stock split.

On February 9, 2006, we entered into the Securityholder Debt and Equity Conversion and Exchange Agreement (Agreement”) with holders of (1) $1,401,000 in principal amount of convertible notes and $1,538,234 in principal amount of demand notes, (2) holders of 133,732 shares of Series A preferred stock and (3) existing warrantholders to provide for the terms of the debt conversion, preferred conversion and warrant exchange. On April 27, 2006, the conditions for the closing of the Agreement having been met, Lightspace effected the conversion and exchange. Under the terms of the Agreement, (1) the holders of convertible and demand notes received 1,544,865 shares of common stock and Exchange Warrants to purchase 1,480,849 shares of common stock at exercise prices ranging from $0.80 to $7.50 per share upon conversion of their Existing Notes and any warrants issued in conjunction therewith, and our former CEO received a contingent promissory note in the principal amount of $237,381; (2) the holders of Series A preferred stock received 160,479 shares of common stock upon conversion of their Series A Preferred Stock; and (3) the holders of other Existing Warrants received Exchange Warrants to purchase 41,063 shares of common stock at an exercise price of $7.50 per share. As a result of the closing of the Agreement, we recorded a one-time non cash net gain of $402,298.

On April 27, 2006, Lightspace and the holders of the bridge notes agreed to convert the outstanding principal and accrued interest under the bridge notes, $2,488,471, into units at a conversion price of $6.40 per unit. On May 3, 2006, we issued 388,821 units, and a small number of shares of common stock and unit warrants representing fractional units, in exchange for the surrender of all of the bridge notes. The units and fractional units that we issued to the bridgenote holders were comprised of 3,110,585 shares of common stock, 3,110,585 warrants to purchase a total of 3,110,585 shares of common stock at an exercise price of $1.00 per warrant, 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.25 per warrant, and 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.63 per warrant.

After giving effect to the one for 2.5 reverse stock split, the Agreement, and the bridge notes conversion, at May 3, 2006, we had 5,793,111 shares of issued and outstanding common stock. Additionally, Lightspace had issued 6,245,869 stock options or warrants for the purchase of an equivalent number of shares of common stock at exercise prices ranging from $.80 to $7.50. The 133,732 shares of Series A Preferred Stock have been retired and the authority to issue further classes of preferred stock has been cancelled.

The Security and Exchange Commission declared our registration statement on Form S-1 effective October 4, 2006. On November 2, 2006 Lightspace closed the offering period for the sale its securities. We sold 600,000 units, the maximum allowed, at an offering price of $6.40 per unit, resulting in aggregate proceeds to the Company of $3,840,000. After repayment of principal and interest due on senior notes in the aggregate amount of $1,409,000 and estimated expenses of the offering of $496,000, the net proceeds to Lightspace are estimated to approximate $1,935,000. The sale of 600,000 units, including warrants issued to the underwriter as compensation, resulted in the issuance of: (1) 4,800,000 shares of common stock; (2) 816,000 warrants to purchase a total of 816,000 shares of common stock at an exercise price of $0.96 per warrant (pursuant to the unit warrants issued to the underwriter); (3) 5,616,000 warrants to purchase a total of 5,616,000 shares of common stock at an exercise price of $1.00 per warrant; (4) 1,404,000 warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.25 per warrant; and (5) 1,404,000 warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.63 per warrant. The warrants are exercisable at the option of the holder at any time up until April 30, 2011, at which date the warrants expire.

Issued and outstanding shares of the Company’s common stock at November 2, 2006 increased to 10,593,111 from 5,793,111 at September 30, 2006. Additionally, issued and outstanding common stock warrants at November 2, 2006 were 15,427,789, exercisable at prices that range from $0.80 to $7.50. At September 30, 2006, the Company had issued and outstanding common stock warrants in the aggregate amount of 6,187,789, exercisable at prices that range from $0.80 to $7.50.

We believe that the proceeds from the sale of 600,000 units, together with anticipated revenues from sales of our products, will be sufficient to meet our liquidity requirements for the next six to 12 months. Our long-term success is dependent bringing our products to the worldwide market and obtaining sufficient sales volume to be profitable. To achieve these objectives, we may be required to raise additional capital through public or private financings or other arrangements. It can not be assured that such financings will be available on terms attractive to us, if at all. Such financings may be dilutive to stockholders and may contain restrictive covenants.

Manufacturing Operations

We currently contract for the production and assembly of interactive tiles from an independent manufacturing company and have had discussions with other contract manufacturers as secondary sources for the production and assembly of our interactive tiles. The current contract manufacturer is ISO certified and, to date, we have not experienced either quality or production difficulties. The production run is scheduled for a minimum of 200 interactive tiles per week, with the ability to increase the weekly production to 400 to 500 interactive tiles.

In the year 2004, in our first attempt to produce interactive tiles in volume quantities at a prior contract manufacturer, we experienced significant manufacturing problems. These problems encompassed design errors, faulty parts and improper assembly. In some months during 2004 we were able to produce only 10 to 20 interactive tiles. Our engineering and manufacturing staffs spent most of the 2004 year redesigning certain parts, changing parts suppliers and working with our suppliers and contract manufacturer to establish quality control procedures, including inspection and interim testing, to facilitate volume production of the interactive tiles. These changes were substantially implemented at the end of 2004 and fully implemented in early 2005.

The volume manufacturing difficulties encountered in 2004 became a significant burden for Lightspace in 2005. In 2004 we were required to spend our resources focusing on these problems and not on marketing and future product development. The limited availability of interactive tiles restricted us from selling products to customers and pursuing sale leads. Unable to obtain adequate financing at that time, and with the lack of product revenue, the cash situation became critical. We were required to terminate staff and significantly reduce all expenditures until we obtained financing in September 2005. While we believe that we now have products that can be manufactured with quality in volume production, there can be no assurances that we will not again experience manufacturing problems.

Deferred Revenue and Backlog

Deferred revenue is represented by: (1) advance deposits received from customers for the future purchase and installation of a Lightspace system and (2) the balance of deferred maintenance revenue to be recognized as income over the remaining term of the maintenance contract. Customer deposits are the segment of backlog that, in addition to being supported by a signed contract, is also supported by a customer advance payment. Our product backlog at September 30, 2006 and December 31, 2005 was $281,934 (409 interactive tiles) and $26,400 (36 interactive tiles), respectively, and was comprised substantially of customer advance payments.

Off-Balance Sheet Arrangements

(1) We lease certain equipment under non-cancelable leases expiring through May 2007. Our prior office lease expired on March 1, 2006. Effective May 1, 2006, Lightspace entered into a five-year facilities lease for approximately 16,000 square feet at a new location to be used for office and manufacturing operations. The terms of this new lease provide for average annual base rental payments of approximately $293,500 per year, plus an allocated percentage of the increase in the building operating costs over defined base year operating costs.

(2) In May 2005, we entered into a five-year purchase contract with a Chinese parts manufacturer under which we have a minimum purchase obligation of $5,000,000. The manufacturer has been unable to produce components that meet our requirements. In May of 2006, after extensive testing of sample parts, we terminated this parts supply contract at no cost to us. Cancellation of this contract will not have an affect on the production of interactive tiles as adequate supplies of these component parts are currently available from other suppliers at competitive prices.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. This statement addresses accounting for stock-based compensation arrangements, including shares issued to employees and directors under various stock-based compensation arrangements. This statement will require us to use the fair value method, rather than the intrinsic-value method, to determine compensation expense for all stock-based arrangements. Additionally, Lightspace will no longer be permitted to calculate stock-based compensation utilizing the minimum value method. This statement was effective for Lightspace in 2006 for all prospective grants of stock-based compensation awards and modification of prior stock awards. Adoption of this statement will increase compensation costs recognized in our statement of operations from historical levels for all prospective awards granted and modification of prior stock awards.

Critical Accounting Policies and Estimates

The financial statements of Lightspace are prepared in conformity with accounting principles generally accepted in the United States of America. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Lightspace is also required to make certain judgments that affect the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and the process under which those estimates are formulated. Lightspace develops its estimates based upon historical experience as well as assumptions that are considered to be reasonable under the circumstances. Actual results may differ from these estimates.

We believe that the following critical accounting policies impact the more significant judgments and estimates used in the preparation of the financial statements:

Revenue Recognition. Lightspace recognizes revenue from the sale of its entertainment systems when all of the following conditions have been met: (1) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products have been delivered and risk of loss has passed to the customer; (3) we have completed all of the necessary terms of the contract including but not limited to, installation of the product and training; (4) the amount of revenue to which we are entitled is fixed or determinable; and (5) we believe it is probable that it will be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, Lightspace defers recognition of revenue. Revenue from maintenance contracts is recorded on a straight-line basis over the term of the contract. An allowance for uncollectible receivables is established by a charge to operations, when in our opinion it is probable that the amount due to Lightspace will not be collected.

Warranty Reserve. Our products are warranted against defects for twelve months following the sale. Reserves for potential warranty claims are provided at the time of revenue recognition and are based on several factors including historical claims experience, current sales levels and Lightspace’s estimate of repair costs.

Stock-Based Compensation. Effective January 1, 2006, we adopted the provisions of Financial Accounting Standards No. 123(R), Share-Based Payment. This statement requires that the fair value of stock-based awards be measured at the grant date, recognized as compensation expense over the defined service period, and be adjusted for anticipated forfeitures. We estimate the fair value of each stock-based award on the date of grant using a stock option valuation model. The valuation model incorporates assumptions for stock price volatility, the expected exercise period, risk-free interest rate and dividend yield. Some of these assumptions are subjective and require the exercise of judgment. Additionally we must estimate the number of grants that may be forfeited. If actual experience differs significantly from our estimates, compensation expense that we record in future periods may differ materially from that recorded in the current period and that amount projected for future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates. We do not have any material exposure to interest rate risk. All of our products and services are denominated in U.S. dollars, as a result of which we are not exposed to foreign currency risk with respect to our accounts receivable. All materials and components that we buy for the manufacturing of our products are also priced in U.S. dollars. We also did not have any operations outside the United States. Accordingly, we do not have any material foreign currency risk at this time.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes from the risk factors set forth on the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on February 14, 2006, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

On February 9, 2006, Lightspace entered into the Securityholder Debt and Equity Conversion and Exchange Agreement (“Agreement”) with holders of (1) $1,401,000 in principal amount of convertible notes and $1,538,234 in principal amount of demand notes, (2) holders of 133,732 shares of Series A preferred stock and (3) existing warrants to provide for the terms of the Debt Conversion, Preferred Conversion and Warrant Exchange. Under the terms of the Agreement, (1) the holders of convertible and demand notes would receive 1,544,865 shares of common stock and exchange warrants to purchase 1,480,849 shares of common stock at exercise prices ranging from $0.80 to $7.50 per share upon conversion of their notes and any warrants issued in conjunction therewith, and a contingent note in the principal amount of $237,381; (2) the holders of Series A Preferred Stock would receive 160,479 shares of common stock upon conversion of their Series A Preferred Stock; and (3) the holders of other existing warrants would receive exchange warrants to purchase 41,063 shares of common stock at an exercise price of $7.50 per share. On April 27, 2006, the conditions for the closing of the Agreement having been met, the agreement became effective. As a result of the closing of the Agreement, we recorded a one-time net gain of $402,298.

On April 27, 2006, Lightspace and the holders of the bridge notes agreed to convert the outstanding principal and accrued interest under the bridge notes, $2,488,471, into units at a conversion price of $6.40 per unit. On May 3, 2006, we issued 388,821 units, and a small number of shares of common stock and unit warrants representing fractional units, in exchange for the surrender of all of the bridge notes. The units and fractional units that we issued to the bridge note holders were comprised of 3,110,585 shares of common stock, 3,110,585 warrants to purchase a total of 3,110,585 shares of common stock at an exercise price of $1.00 per warrant, 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.25 per warrant, and 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.63 per warrant.

In June 2006, the our stockholders and Board of Directors approved adoption of the 2006 Stock Incentive Plan (the “2006 Stock Plan”), pursuant to which up to 2,118,622 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. The 2006 Stock Plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. For grants to an individual who own more than 10% of our outstanding common stock, the exercise price must be 110% of fair market value at the time of grant. Options expire in ten years or less from the date of grant and vest over a period not to exceed four years. In July 2006, we granted options under the 2006 Stock Plan to purchase 1,736,810 shares of common stock to officers and key employees at an exercise price of $.80 per option, the fair market value of our common stock at that date. The options vest at stipulated dates over a period not to exceed three years and expire in ten years.

Use of Proceeds from Registered Securities

The Securities and Exchange Commission declared our registration statement on Form S-1 effective October 4, 2006. On November 2, 2006 Lightspace closed the offering period for the sale its securities. We sold 600,000 units, the maximum allowed, at an offering price of $6.40 per unit, resulting in aggregate proceeds to us of $3,840,000. Each unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. After repayment of principal and interest due on senior notes in the aggregate amount of $1,409,000 and estimated expenses of the offering of $496,000, the net proceeds to us are estimated to approximate $1,935,000. In connection with the sale of our securities, we issued, as compensation to the underwriter, a warrant to purchase 102,000 units at an exercise price of $7.68 per unit. Each underwriter unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant.

We have invested the net proceeds of the offering in short-term interest bearing securities pending the use thereof to fund our development efforts, sales growth and operating losses. None of the offering expenses were incurred or paid, directly or indirectly, to our director or officers or their associates or to persons owning ten percent or more of our common stock or to any affiliates of ours. The sale of 600,000 units, including warrants issued to the underwriter as compensation, resulted in the issuance of: (1) 4,800,000 shares of common stock; (2) 816,000 warrants to purchase a total of 816,000 shares of common stock at an exercise price of $0.96 per warrant (pursuant to the unit warrants issued to the underwriter); (3) 5,616,000 warrants to purchase a total of 5,616,000 shares of common stock at an exercise price of $1.00 per warrant; (4) 1,404,000 warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.25 per warrant; and (5) 1,404,000 warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.63 per warrant. The warrants are exercisable at the option of the holder at any time up until April 30, 2011, at which date the warrants expire. The warrants issued to the underwriter expire on November 2, 2011.

There has been no material change in our planned use of the proceeds from the offering our securities as described in our final prospectus as filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits
The following is a complete list of exhibits filed with the Form 10-Q.

Exhibit Nmber		Description of Exhibit
31.1	*	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Gary Florindo

31.2	*	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - James C. Louney

32.1	*	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSPACE CORPORATION

Date: November 17, 2006	By:	/s/ GARY FLORINDO
Gary Florindo President, Chief Executive Officer and Sole Director

Date: November 17, 2006	By:	/s/ JAMES C. LOUNEY
James C. Louney Chief Financial Officer and Assistant Secretary