Form 10-K
period 2006-12-31
Lightspace Corp
filed 2007-03-26
CIK 1311318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-131857

Lightspace Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3572975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

529 Main Street, Suite 330
Boston, Massachusetts 02129
(Address of principal executive offices

Telephone Number: (617) 868-1700

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☑

As of March 21, 2006, the aggregate market value of voting stock and non-voting stock held by non-affiliates of the registrant was approximately $8,114,000 (all voting).

As of March 21, 2007, there were 10,593,111 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

LIGHTSPACE CORPORATION

ANNUAL REPORT ON FORM 10K

FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Annual Report on Form 10-K may contain forward-looking statements and information, which involve risks and uncertainties. Actual results may differ significantly. Forward-looking statements are other than statements of historical fact, and include statements concerning plans, objectives, goals, expectations, projections, and future events. Without limiting the foregoing, forward-looking statements are identified by terminology such as “may,” “should,” “expects,” “intends,” “estimates,” “believes,” “projects,” and other similar terminology. All such forward-looking statements are expressly qualified by the cautionary statements contained in this Annual Report on Form 10-K, including those under the heading “Risk Factors.” We have attempted to identify the most significant risks to our business; however, there can be no assurance that we have identified all possible significant risks which may affect us. We undertake no obligation to update any forward-looking statements we make.

Item 1.   Business

Corporate Overview

Lightspace was formed as a Delaware corporation on August 13, 2001. Our principal business is researching, designing, developing, marketing and selling immersive, interactive environments, called “Lightspace” systems, comprised of patent pending hardware and software technologies designed and developed by us that integrate light, sound and movement. Since our formation, our principal activities have consisted of product research, design and development, market research, business planning, marketing, sales, and distribution of our products.

Technology

The core component of the Lightspace product set is a pressure-sensitive, display panel technology that converts everyday surfaces such as floors, walls, bar tops, tabletops and ceilings into customizable, adaptable, interactive display, gaming, fitness or educational platforms. Through the integration of light, sound and movement, Lightspace technology enables an infinite number of patron-driven experiences for businesses that entertain and engage people. We have completed development and manufacturing of the first generation of Lightspace systems and are now actively engaged in the manufacturing, marketing and distribution of our products.

Our product development strategy is focused on increasing product functionality and in reducing product cost. The current version of the product consists of interactive tiles and static tiles, both of which use a four-inch by four-inch pixel size. The tiles display millions of discrete colors using Red-Green-Blue light emitting diodes (RGB LEDs), are pressure sensitive and are interconnected via a network. In addition to the tiles, the product is deployed with a control station which controls the network connections and a vinyl covering to protect electronics in the tiles from exposure to liquids.

Part of our product development process has focused on reducing the cost of the current tile design over time. In the year ended December 31, 2006, we reduced the cost to manufacture each tile by approximately 17%. We anticipate that additional measures, including overseas manufacturing, new product designs and higher volume production may produce further cost reductions.

Lightspace Interactive System. The Lightspace Interactive Surface (“LIS”) consists of the interactive Lightspace tile system, the Lightspace control station and the Lightspace Management System (“LMS”) which includes software, games and effects packages. The LIS can display lights, effects, images, logos and video in response to the location and movement of participants within its perimeter. The LIS can integrate with existing products and technologies such as sound boards, lighting consoles, display devices (TV screens, projectors, etc.), video servers and industry standard protocols, such as Digital Multiplexing (“DMX”) and Musical Instrument Digital Interface (“MIDI”).

Lightspace Tiles. Lightspace tiles are software driven, LED illuminated and interactive. The tiles can be installed on floors, walls, ceilings and other surfaces such as bar tops and dance cubes. Tiles can be mounted in both surface and recessed configurations and may be interactive or static. Each interactive tile is an individually addressable node, driven by the Lightspace control station and management software via physical network connections. Static tiles are white-light tiles that can be utilized as backlight signage to display logos, advertisements, or promotions.

The dimensions of each tile are 16-inches by 16-inches horizontally and two-and-a-half inches vertically. The horizontal surface of each tile consists of 16 individual four-inch by four-inch pixels displaying millions of discrete colors by using color matched RGB LEDs. Multiple tiles are mounted in an array to create the Lightspace interactive surface. The tiles are manufactured from high-strength polycarbonate, allowing each tile to withstand 3000 pounds of load. Power is distributed from tile to tile via a fault tolerant distribution array. One power supply can support up to one hundred (100) tiles with the ability to connect power supplies in parallel for installations of larger sizes.

Lightspace Control Station with Lightspace Management System (“LMS”). The Lightspace Control Station with LMS is an integrated hardware/software product that creates, stores and plays interactive and non-interactive “Lightsofts” (programmed light effects), “Lightshows” (programmed combinations of Lightsofts) and games on the LIS. The LMS is comprised of the Visual Display Interface (“VDI”), allowing the user to control and change Lightsofts at will by manipulating customization parameters, and the Lightsoft Creator and Lightshow Creator software that collectively facilitate the management, creation and control of Lightsofts and Lightshows. The system can run both manually and automatically, providing users with complete control and versatility. In addition to the visual features described above, the LMS has several diagnostic tools that verify functionality and calibrate the LIS.

Markets

Lightspace systems are designed to serve a wide variety of markets in many applications, such as: “smart surface” sports training, interactive dance floors, guided navigation through public spaces, “smart rooms,” video games built into walls and floors played through movement of the whole body (“exergaming” or “exertainment”), combining education with physical activity (“edutainment”), sports arena surfaces, military or other training simulations and Las Vegas-style gaming.

Our current customers are in the markets of family entertainment centers, child care and fitness centers, retail stores, special event agencies, nightclubs and high-end home consumers. Further markets under development or consideration in the near term include location-based entertainment, trade show exhibits and designs, architects and designers, museums and science centers.

Initial Markets Already Entered

Family Entertainment Centers. Family entertainment centers (“FECs”) are leisure facilities encompassing multiple anchor attractions, offering activities from bowling, video games and miniature golf to go-karts, batting cages and skating rinks. FECs may range in size from small indoor play facilities for young children to multiple-acre facilities offering indoor and outdoor activities for participants of all ages. In 2003, there were approximately 10,000 FECs worldwide, with 8,100 located in the United States. We specifically developed Lightspace Play, a suite of interactive games for the LIS, to address this market.

Rental Agencies. The rental industry can be subdivided into party and special event rentals and advertising, promotional and trade show services.

The party and special event rental sector services high-end bar/bat mitzvahs, birthday parties, children’s events, weddings, fund-raisers and other family or community events. In addition to revenue gained through purchases of Lightspace systems by small businesses operating in this sector, we anticipate that revenue may also be generated through system upgrades, maintenance contracts, and new software content packages.

The advertising, promotional and trade show services sector includes high-end public and corporate promotional event planners. The scale of both the businesses operating in this sector and the events themselves tend to be significantly larger when compared to the party and special events rental sector. Lightspace believes that our products can continue to be sold or leased to numerous event planners to be used at various high-end corporate and private events. Due to the nature of these events, extremely large floors and custom applications are often required, which offer the potential for high sales and rental prices.

Nightclubs. According to Dun & Bradstreet, there are 5,373 drinking establishments in the United States that are designated as nightclubs and discotheques, where the primary entertainment activity is dancing. Additionally, there are approximately 8,500 lounges and clubs where dancing takes place but is not the primary entertainment activity of the establishment. Using LED and pressure sensing technologies, Lightspace Dance was developed specifically to provide a unique interactive product for this market.

Marketing and Sales

Lightspace actively markets its interactive lighting and entertainment products to industries including family entertainment centers, child care and fitness centers, special events, interior and architectural design and nightclubs. Lightspace systems are sold in standard sizes ranging in price from $24,000 to $65,000 and custom designed installations many times larger or smaller, with a price point determined by the size and customization work required for each installation. A limited amount of marketing has been done to date due to very tight budget restrictions and has consisted primarily of trade shows and internet advertising. Sales are conducted through a combination of internal sales people, external sales representatives and limited dealership channels. We have established relationships with third party shipping and logistics firms to enable rapid, low-cost distribution of our product to customer sites.

Lightspace Interactive Surfaces are currently divided into three specific product lines:
(a) Lightspace Play is an entertainment system that creates a unique interactive gaming platform that combines lighting and interactive technologies to produce a recreational experience for children and adults;

(b) Lightspace Dance enhances the club experience by offering interactive dance floors, dance cubes, bar tops or runways and walls that respond to club goers movements upon the surface; and

(c) Lightspace Design is an illuminated, interactive tile system displaying customizable light and video effects that can be mounted on practically any flat surface and used for a variety of purposes.

In the fourth quarter of 2006, Lightspace launched a redesigned corporate Web site highlighting the division of the product lines and meeting the obligations imposed on publicly traded companies. Additionally, each product line will have its own micro-site catering to its specific audience utilizing targeted messaging, branding, advertising and images. We anticipate that these micro-sites will be launched in the second quarter of 2007.

We anticipate that a significant amount of our 2007 marketing budget, excluding personnel costs, will be spent on tradeshows, with approximately 80% of our sales coming directly or indirectly from those tradeshows. Six primary tradeshows have been selected for 2007 that target key potential clientele within our current markets. In the fourth quarter of 2006, we purchased a new tradeshow booth and modified our design and fabrication. The remainder of the marketing budget will be distributed between internet advertising, marketing materials and collateral, photo shoots, video shoots, public relations and other marketing costs.

For the year ended December 31, 2006, sales of our products and recognition of other revenue were made to customers in the United States, $567,827, to customers in Asia, $141,851, and to customers in other international countries, $138,523. For the year ended December 31, 2005, sales of our products and recognition of other revenue were made to customers in the United States, $748,800, to customers in Asia, $114,675, to a Canadian customer, $121,750, and to customers in other international countries, $40,381. All 2004 product sales were made to customers in the United States.

Lightspace had ten different customers that comprised more than 10% of product sales through the three years ended December 31, 2006. In the year ended December 31, 2006, two customers accounted for $367,851, or approximately 47% of total product sales. In each of the 2 years ended 2005 and 2004, we had four different customers that accounted for $668,782, or approximately 68%, and $346,318, or approximately 91%, respectively of total product sales. We believe this is more a result of the low number of sales and the large dollar values of certain sales and is expected at this point of Lightspace’s operating history.

Competition

We believe that Lightspace is the first company to develop and offer modularized, illuminated, display surfaces for floors, walls, bar tops, tabletops and ceilings that are adaptable, pressure sensitive and responsive to human touch. Other companies offer LED display panel technology products or interactive environments using alternative approaches to ours. For example, Element Labs, Inc. currently sells a non-interactive display tile and Reactrix Systems, Inc. currently sells an interactive environment using a projection and camera-based system of limited size. However, we are not aware of any commercial products similar to Lightspace interactive tiles.

Research and Development

During the 2006 fiscal year we continued to invest in our research and development efforts. By applying our research and development across all our products and markets, our strategy is to develop cost-effective interactive tiles and rapidly bring them to market. Our next generation product development is taking shape as we are leveraging new technological changes in our industry and in the markets in which we sell our products. We anticipate that our next generation product line, expected to be available in the second quarter of 2007, will have a variety of new state-of-the-art capabilities and enhancements in hardware, software, mechanical, and optical components.

Moreover, the development of new products has required, and will require, that we expand our engineering team by additional engineering staff and by hiring subcontractors and consultants to leverage their specific expertise. We anticipate spending $286,000 in fiscal 2007, in addition to staff salaries, in research and development in connection with our efforts to expand and improve our product offerings.

Manufacturing

Lightspace has made a strategic decision to outsource its manufacturing and depends upon a network of vendors, custom parts suppliers, and contract manufacturers to produce its products. We intend to monitor the cost-effectiveness of our vendor network and, when possible, streamline our supply chain to reduce cost, identify and establish relationships with second and third sources for critical materials and services, and ensure ready availability for increasing demand.

Product Warranty and Return Policy

Lightspace provides a limited warranty to all customers for a period of one year from the date of acceptance. Lightspace warrants that the unaltered products will substantially conform to the applicable specifications. During the warranty period, products may be returned for service under our established RMA process and procedures. Pursuant to our warranty, Lightspace’s sole and exclusive liability is, at Lightspace’s option, to repair, replace, or refund the fees paid for the defective products.

Intellectual Property

Lightspace has filed for a number of domestic and international patents covering core aspects of our technology, all of which are currently pending. We have received trademark protection in the United States for the mark “Lightspace,” and endeavor to develop goodwill in this mark as we market and sell our products. We also rely on copyright laws to protect computer programs relating to our Web sites and our proprietary technologies, although to date we have not registered for copyright protection. We have registered Internet domain names related to our business in order to protect our proprietary interests. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we actively monitor access to our proprietary technology.

Governmental Regulation and Certification

To the best of our knowledge, we believe that we are complying with United States regulations concerning lighting, video and sound systems.

Personnel

We currently employ 14 persons on a full-time basis. On March 31, 2006, our Chief Executive Officer (“CEO”) resigned and Gary Florindo, previously our Vice President of Sales and a member of our Board of Directors, was appointed CEO. On February 15, 2007 our Chief Financial Officer resigned. We also recently lost senior engineering personnel. We are in the process of interviewing candidates for these positions. We believe that our employee relations are good. We intend to continue to conduct our business primarily using employees and, in some instances, consultants. We anticipate that we will expand our workforce during 2007, including the addition of up to nine employees in our operating and administration departments.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our Web site at www.Lightspacecorp.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission. The Annual Report and our other public reports may also be obtained without charge upon written request to Lightspace Corporation, 529 Main Street, Suite 330, Boston, Massachusetts 02129, Attention, Investor Relations. The information posted on our Web site is not incorporated into this Annual Report.

Item 1A.  Risk Factors

You should carefully consider the following factors which may affect future results of operations. If any of the adverse events described below actually occur, our business, financial condition and operating results could be materially adversely affected and you may lose part or all of the value of your investment. If you choose to invest in our securities, you should be able to bear a complete loss of your investment.

Because we have a limited operating history, you have a limited basis on which to evaluate our ability to achieve our business objectives.

We have only recently commenced operations. We have only developed and marketed the Lightspace system since 2004. As a result, we have only a limited operating history. We are confronted with the risks inherent in a start-up company, including difficulties and delays in connection with the production and sales of our Lightspace systems, operational difficulties and our potential under-estimation of production and administrative costs. If we cannot successfully manage our business and growth, we may not be able to generate future profits and may not be able to support our operations.

We are in the early stages of our development, have yet to achieve net earnings since inception and may not generate sufficient revenues to stay in business.

Lightspace has only recently commenced operations and has to date incurred net losses. There can be no assurance that we will achieve or sustain profitability in the future. The success of our business will depend on our ability to introduce and sell our systems to customers, develop new product extensions and applications and raise additional capital for operations; future expanded marketing and further product development. You should consider the costs and difficulties frequently encountered by companies in their early stages of launching a product and establishing a market presence. No assurance can be given that we will generate sufficient revenues to stay in business or achieve profitability.

Our products are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes.

Despite testing, our new or existing products have contained defects and errors and may in the future contain defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation. Any of these problems could materially harm our results of operations and ability to achieve market acceptance. In addition, increased development and warranty costs could be substantial and could adversely affect our operating margins.

We may need additional capital, which may not be available on acceptable terms, to fund our growth or sustain our business.

We may require additional capital to support our growth and cover operational expenses as we expand our marketing and product development. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. To the extent that existing cash, cash equivalents, cash from operations and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If we are unable to obtain additional financing on reasonable terms, we may not have sufficient capital to operate our business as planned.

If we fail to adequately protect our intellectual property and proprietary technology, our ability to produce and market our products may be impaired.

Our success and ability to compete will largely depend upon our ability to protect our proprietary technology, which includes several components of our products. We rely primarily on patent, copyright, trade secret and trademark laws to protect our technology. Lightspace generally enters into confidentiality and invention assignment agreements with our employees, consultants and vendors and generally seeks to control access to our proprietary information. We have applied for patents in the United States and certain other countries for protection of our core technology. Our ability to compete effectively, if at all, with other companies may be materially dependent on such know-how as we develop and upon the issuance of future patents. We cannot assure you that patents will be issued or that, if none are issued, there will be no material adverse effect on our ability to market our products or license our technology. We cannot assure you as to the scope of any patents that may be issued or that claims related thereto would not be asserted by other parties. There can be no assurance that there is no adversely held United States or foreign patent or other form of proprietary protection that could successfully be asserted against those held by Lightspace.

We cannot assure you that the validity of our patents, if issued, will be sustained if judicially tested, that our products will not infringe upon patents owned by others or that competitors with substantially greater financial resources will not develop similar or functionally-similar products outside the protection of any patents that might be granted to Lightspace. A third party could also assert claims against us, our customers or vendors that our technology infringes the third party's proprietary rights.

Infringement claims asserted against us or our vendors may have a material adverse effect on our business, results of operations or financial condition. We or our vendors may not be able to withstand such claims. Resolution of any claims, with or without merit, could be time-consuming and expensive, and could divert our management's attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all, that we would be able to develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected product. In addition, we may be required to indemnify our vendors and other partners for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from offering our products to others.

The market for our products is uncertain and sales of our Lightspace systems may not generate sufficient revenues to meet our operating expenses.

The business of Lightspace, marketing unique interactive tiles, must be considered a novel industry without substantial precedent or assurance of commercial success. We are introducing our Lightspace systems as new products to customer markets unfamiliar with their use and benefits. Actual demand for our product may be less than we anticipate. If there is an insufficient market for our products, or if our products fail to generate widespread acceptance within the market, our future sales may fail to produce revenues sufficient to meet our operating expenses. If this occurs, our business may fail and the purchasers of our securities may lose their entire investment.

Our revenues may experience severe fluctuations, which could cause our business to suffer or fail.

Our operating results have fluctuated in the past and are likely to do so in the future. Our revenues from the sale of our products and services are not predictable with any significant degree of certainty. The length of our sales cycles, which may vary from customer to customer, may last for months, while our short-term expense levels are relatively fixed and based on our expectations for future revenues. Our inability to adequately reduce short-term expenses or to predict our future revenues may adversely affect our business, operating results and financial condition.

We may not be able to compete against existing and potential competitors in the markets we serve.

Our competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements than we can. In addition, current and potential competitors may have greater name recognition and more extensive customer bases. Increased competition could result in price reductions, fewer customer orders and reduced margins.

If we are unable to improve the effectiveness and breadth of our sales and research and development organizations, our future revenue may be adversely affected.

We will need to improve the effectiveness and breadth of our sales operations in order to increase market awareness and sales of our products. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. In addition, we will need to effectively train and educate our sales force if we are going to be successful in selling our Lightspace systems. Likewise, our efforts to improve and refine our Lightspace systems require highly skilled engineers and programmers. Competition for professionals capable of expanding our research and development organization is intense due to the limited number of people available with the necessary technical skills. If we are unable to identify, hire or retain qualified sales marketing and technical personnel, our ability to achieve future revenue may be adversely affected.

Our efforts to sell our products internationally may be unsuccessful and result in losses.

We have sold Lightspace systems to a small number of customers in Asia, Australia, Canada, Chile, Europe, Japan, and Korea. Although we intend to expand our international selling efforts, we have limited experience marketing and distributing our products internationally. In addition, other inherent risks may apply to international markets, including:

(a) the impact of recessions in economies outside the United States;

(b) greater difficulty in accounts receivable collections and longer collection periods;

(c) potentially adverse tax consequences;

(d) greater difficulty in protecting our intellectual property;

(e) fluctuations in exchange rates; and

(f) political and economic instability.

The inability to integrate our business in international jurisdictions may adversely affect our future operations.

Our marketing strategies may not be successful, which would adversely affect our future revenues and profitability.

Our revenues and profitability depend on the successful marketing of our Lightspace systems and the development of distribution channels in the United States and internationally. We cannot assure you that customers will be interested in purchasing our products. We initially plan to use direct marketing to sell our products via trade shows, magazines and the Internet. If our marketing strategies fail to attract customers or develop adequate sales channels, our product sales will not produce future revenues sufficient to meet our operating expenses or fund our future operations. If this occurs, our business may fail and purchasers of our securities may lose their entire investment.

Failures or delays in introducing new technologies or products could negatively impact our revenues.

The potential markets and uses for our Lightspace systems remain uncertain. The introduction of products involving new technologies could render our products obsolete. Our future success and revenue growth will depend on our ability to develop and introduce a variety of new products and product enhancements to address the needs of our customers. We may experience delays in developing our Lightspace systems in the future. Material delays in introducing new products or product enhancements may cause customers to forgo purchases of our products or to purchase those of our competitors.

Our products may not always be compatible with third-party technologies, which could adversely affect our business.

Our products are designed to interact and be compatible with a range of third-party hardware and software technologies used by our customers. The future design and development plans of such third parties may not be in line with our future product development. We may also rely on third parties to license or otherwise provide us with access to these technologies so that we may test and develop compatible products. Third parties may refuse or be otherwise unable to provide us with the necessary access to their technology. If our products cease to be compatible with certain third-party technology, our business and operating results may be materially adversely affected.

We depend on third party suppliers and manufacturers, and our business would be harmed if these parties fail to meet our requirements.

We rely on a small number of critical third party suppliers and third party manufacturers for key components, many of which are custom-built to our specifications. We outsource the manufacture of all commodity components that are made with materials and components procured from third party suppliers. If we fail to develop or maintain relationships with these or other suppliers, or if these suppliers are unable to provide components as we require, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering products to customers within required timeframes. In addition, our manufacturers may fail to produce the products for our Lightspace systems to our specifications, in sufficient quantities to meet our needs or in a workmanlike manner and may not deliver the products on a timely basis. Any change in manufacturers could disrupt our business due to delays in finding a new manufacturer, providing specifications and testing initial production. As a result, we may experience order cancellation and loss of future revenues.

We have experienced turnover among key officers and employees, and any inability to attract qualified successors in the future could harm our business and prospects.

Our employment relationships are generally at will. Our former Chief Executive Officer resigned from all positions with Lightspace effective March 31, 2006. Our former Chief Financial Officer resigned from Lightspace effective February 15, 2007 and was replaced on an interim basis by our CEO. We also recently lost senior engineering personnel. We are in the process of interviewing candidates for these positions. We can make no assurances that additional key employees will not leave us in the future. If any more of our key employees, including any of our officers, were to leave us, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We do not have key person life insurance covering any of our employees.

Lightspace management has limited experience in the management of a public entity.

The management of Lightspace consists of individuals who have limited experience in the management of a public company. Failure to properly comply with the obligations required of a public company could result in shareholder suits, substantial costs and a diversion of management's attention and resources.

A trading market for our units, common stock and warrants may not develop or be sustained, which may limit your ability to resell our securities.

There is a limited trading market for our securities at this time. Our securities are quoted on the OTC Bulletin Board. If an active public trading market does not develop and continue, you may have limited liquidity and may be forced to hold your units, common stock and warrants for an indefinite period of time.

The market for our common stock and warrants may be limited, and our shareholders may have difficulty reselling their shares and warrants when desired or at attractive prices.

Even if a trading market develops, our common stock and warrants may trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks. This has the effect of limiting the pool of potential purchases of our securities at present price levels. Shareholders may find greater percentage spreads between bid and asked prices, and more difficulty in completing transactions and higher transaction costs when buying or selling our securities than they would if our common stock were listed on a major stock exchange, such as The New York Stock Exchange or The NASDAQ National Market.

Additionally, the market prices for securities of software and technology companies have been volatile throughout our existence. Historical trading characteristics for public companies in this industry include limited market support, low trading volume, and wide spreads (on a percentage basis) between the bid and ask prices. Announcements regarding product developments, technological advances, significant customer orders, and financial results may significantly influence per share prices.

We do not intend to register our securities under Section 12(g) of the Exchange Act, which may limit your access to information about us.

We do not intend to register our securities under Section 12(g) of the Exchange Act unless and until we are required based on having at least 500 shareholders of record and a certain amount of assets. While we will be subject to the periodic reporting requirements of Section 15(d) of the Exchange Act, we will not be subject to certain other provisions of the Exchange Act, including those related to proxy and information statements, insider reporting and short-swing profit liability, reporting by certain beneficial owners of our equity securities, and rules relating to tender offers. Certain provisions of the Sarbanes-Oxley Act also will not apply to us until we are registered under Section 12. As a result, you may not have access to certain information that is otherwise generally available to holders of publicly traded securities.

We must comply with new regulatory requirements regarding internal control over financial reporting and corporate governance, which will cause us to incur increased costs, and our failure to comply with these requirements, could cause our stock price to decline.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we annually evaluate and report in Form
10-K on our systems of internal controls and that our independent registered public accounting firm must report on our evaluation of those controls. We have had material weaknesses in our internal controls in the past. We cannot assure you that there will not in the future be material weaknesses in our internal controls that would be required to be reported in future Annual Reports. A negative reaction by the equity markets to the reporting of a material weakness could cause our stock price to decline.

We are also spending an increased amount of management time and focus as well as external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure. This has resulted in additional accounting and legal expenses. These additional expenses could adversely affect our operating results and the market price of our stock could suffer as a result.

Our common stock is subject to the Securities and Exchange Commission's "penny stock" regulations, which limit the liquidity of common stock held by our shareholders.

Based on the anticipated trading price, our common stock and warrants are considered "penny stock" for purposes of federal securities laws, and therefore subject to regulations which affect the ability of broker-dealers to sell our securities. Broker-dealers who recommend a "penny stock" to persons (other than established customers and accredited investors) must make a special written suitability determination and receive the purchaser's written agreement to a transaction prior to sale.

As long as the penny stock regulations apply to our common stock and warrants, it may be difficult to trade such securities because compliance with the regulations can delay and/or preclude certain trading transactions. Broker-dealers may be discouraged from effecting transactions in our securities because of the sales practice and disclosure requirements for penny stock. This could adversely affect the liquidity and/or price of our common stock and warrants, and impede the sale of our common stock and warrants in the secondary market.

Our warrants may have limited value unless the price of our common stock equals or exceeds the exercise price of the warrants at the time of exercise.

The price of our common stock may not meet or exceed the exercise price of the warrants during the warrant exercise period. If this happens, the value of common stock which you purchase by exercising your warrants may be significantly less than the exercise price which you must pay. If you choose not to exercise your warrants during the exercise period, your warrants will expire. As a result your warrants may become worthless.

Our warrants are exercisable during a period that continues until April 30, 2011. If the current registration statement does not continue in effect, you may not be able to exercise or resell your warrants.

The warrants may be exercised at any time until April 30, 2011, or November 2, 2011 with respect to the warrants issued to the underwriter of our public sales of equity securities. We have agreed, and the law requires us, to keep our registration statement current so long as any of the warrants are outstanding. However, if a current registration statement is not in effect, you may not be able to exercise or resell your warrants. If at their expiration date the warrants are not currently exercisable, the expiration date will be extended until 30 days following notice to the holders of the warrants that the warrants are again exercisable. Nevertheless, there is a possibility that you will never be able to exercise the warrants, and that you will never receive shares of our common stock. This potential inability to exercise the warrants may have an adverse effect on demand for the warrants and the prices that can be obtained from reselling them.

If an exemption from registration on which we have relied on for any of our past offerings of securities were later challenged legally, we may have to expend time and money defending them or risk paying expenses for defense and/or rescission.

We have previously offered our securities in private transactions in reliance on exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"), and state securities laws. In the future, if the basis of an exemption were challenged, we risk potential claims which could require rescission of those transactions with return of funds and interest to the investors. Such claims could be expensive and time consuming to defend and if we are unsuccessful could have a material adverse effect on our business.

There may be substantial sales of our common stock by stockholders which could cause the price of our stock to fall.

Future sales of substantial amounts of our common stock in the public market, if one develops, could cause the market price of our common stock to decline and could impair the value of your investment. As of December 31, 2006, we had 10,593,111 shares of common stock outstanding, of which 4,800,000 shares may be sold immediately. The remaining 5,793,111 shares are subject to a lock-up period that ends as of October 3, 2007, but will be available for sale at various times thereafter. The sales of common stock by these stockholders may depress any trading market that develops before you are able to sell the common stock or warrants, or the shares of common stock issued upon exercise of the warrants.

Our certificate of incorporation authorizes us to issue additional shares of stock, which could dilute your ownership interest and influence in Lightspace.

We are authorized to issue up to 30,000,000 shares of common stock, which may be issued by our board of directors for such consideration as they may deem sufficient without seeking shareholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current shareholders.

Outstanding warrants and options, and additional future obligations to issue our securities to various parties, may dilute the value of your investment and may adversely affect our ability to raise additional capital.

As of December 31, 2006, we had committed to issue up to 17,248,279 additional shares of common stock under the terms of warrants, options and other arrangements that can be exercised at exercise prices ranging from $0.80 to $7.50 per share.

We have historically issued shares of our common stock or granted stock options to employees, consultants and vendors as a means to conserve cash, and we may continue to grant additional shares of stock and issue stock options in the future. As of December 31, 2006, we had outstanding options to purchase 1,820,490 shares of our common stock to officers, a director and employees under our 2005 and 2006 Stock Incentive Plans. Under our 2006 Stock Incentive Plan, we have the authority to grant an additional 351,812 common stock options to directors, officers, employees and consultants.

For the length of time these warrants and options are outstanding, the holders will have an opportunity to profit from a rise in the market price of our common stock without assuming the risks of ownership. This may adversely affect the terms upon which we can obtain additional capital. The holders of such derivative securities would likely exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the notes, warrants or options.

We have not paid dividends on our common stock in the past and do not expect to do so in the future.

We cannot assure you that our operations will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flow sufficient to pay dividends. We have never paid dividends on our common stock in the past and do not expect to do so in the foreseeable future.

A majority of our common stock is beneficially owned by a small number of persons. As a result, our other stockholders may be unable to affect the outcome of any stockholder vote.

A majority of the outstanding shares of our common stock is beneficially owned by a small number of persons who may be able to control the outcome of any stockholder vote. Such power could have the effect of delaying, deterring or preventing a change of control, business combination or other transaction that might otherwise be beneficial to our stockholders and warrantholders. These factors could be viewed adversely by the market and could depress the prevailing market price for our common stock and warrants. Furthermore, sales of substantial amounts of our common stock or warrants, or the perception that these sales might occur, may also depress prevailing market prices of our common stock and warrants.

Changes in the accounting treatment of stock options will adversely affect our results of operations.

Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, issued in 2004, addresses accounting for stock-based compensation arrangements, including stock options and shares issued to employees and directors under various stock-based compensation arrangements. This statement requires that we use the fair value method, rather than the intrinsic-value method, to determine compensation expense for all stock-based arrangements. Under the fair value method, stock-based compensation expense is determined at the measurement date, which is generally the date of grant, as the aggregate amount by which the expected future value of the equity security at the date of acquisition exceeds the exercise price to be paid. The resulting compensation expense, if any, is recognized for financial reporting over the term of vesting or performance. This statement was first effective for us on January 1, 2006 for all prospective stock option and share grants of stock-based compensation awards and modifications to all prior grants, and will have the affect of increasing our compensation costs recognized in operations from historical levels for all stock-based compensation awards and modifications of prior awards granted.

Item 1B.  Unresolved Staff Comments

None

Item 2.   Properties

Lightspace previously occupied approximately 12,000 square feet of space in Cambridge, Massachusetts for office and research and development and assembly and testing of Lightspace systems prior to delivery. Our office lease expired on March 1, 2006. Effective May 1, 2006, we entered into a five-year lease in Boston, Massachusetts for approximately 16,000 square feet for office, research and development, and assembly and testing of Lightspace systems. The terms of this new lease provide for average annual base rental payments of approximately $293,500 per year, plus an allocated percentage of the increase in the building operating costs over defined base year operating costs. We expect that the Boston facility will accommodate our present needs and future growth.

Item 3.   Legal Proceedings

On June 7, 2006, we received a letter concerning a potential claim from a stockholder of Lightspace, alleging fraud and breach of fiduciary duty by Mr. Lang, our former CEO and director, and Lightspace, relating to the stockholder’s private purchase in 2003 of $275,000 in Lightspace common stock. We believe the potential claim against Lightspace has no merit.

During the normal course of business, we may at times be involved in disputes and/or litigation with respect to our products, operations or employees. We are not currently involved in any significant litigation.

Item 4.   Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.   Market for the Registrant’s Common Equity and Related Stockholder Matters

Registered Sale of Equity Securities

In 2006, we filed a Registration Statement on Form S-1, and amendments thereto, with the Securities and Exchange Commission to register for sale a minimum of 450,000 units, on a best efforts all or none basis, and an additional 150,000 units on a best efforts basis, for a maximum of 600,000 units at a price per unit of $6.40. Each unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant.

The Registration Statement was declared effective by the Securities and Exchange Commission on October 4, 2006. On November 2, 2006 we closed the offering period for our securities. We sold 600,000 units, the maximum allowed, at an offering price of $6.40 per unit, resulting in aggregate proceeds to us of $3,840,000. In connection with the sale of the units, we issued as compensation to the underwriter, Griffin Securities, Inc., a warrant to purchase 102,000 units (as described above) at an exercise price of $7.68 per unit.

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

As of December 31, 2006, we had 10,593,111 shares of common stock outstanding, of which 4,800,000 shares, related to our sale of units on November 2, 2006, may be sold immediately. The remaining 5,793,111 shares are subject to a twelve month lock-up period that ends on October 3, 2007, but will be available for sale thereafter. Additionally, as of December 31, 2006 we had 15,427,789 issued and outstanding warrants to purchase 15,427,789 shares of common stock at exercise prices that range from $0.80 to $7.50 per warrant. 7,200,000 issued and outstanding warrants at exercise prices that range from $1.00 to $1.63 related to our sale of units on November 2, 2006 may be exercised and sold immediately. The remaining outstanding warrants, 8,227,789, are subject to the twelve month lock-up period that ends on October 3, 2007. As of December 31, 2006, we had also 1,820,490 issued and outstanding common stock options. Such options, exercisable at prices that range from $0.80 to $0.83, are subject to a three or four year period of vesting and to the lock-up period that ends on October 3, 2007.

Shortly after the Closing of our initial public offering on November 2, 2006, our common stock, units, $1.00 warrants, $1.25 warrants and $1.63 warrants were approved for trading on the OTC Bulletin Board (www.otcbb.com). Our equity securities trade under the following OTC Bulletin Board symbols: common stock, “LGTS”; units, “LGTSU”; $1.00 warrants, “LGTSW”; $1.25 warrants, “LGTSZ”; and $1.63 warrants, “LGTSL”.

Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004, is the transfer agent and registrar for our equity securities. The telephone number of our representative at Continental Stock Transfer & Trust Company is 212-845-3204.

Since the date of our initial public offering on November 2, 2006, through December 31, 2006, only our units have traded on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the range of high and low trade prices for our units.

Period	Equity Security	High	Low
Year ended December 31, 2006
Fourth Quarter	Unit	$8.00	$6.40

As of December 31, 2006, our common stock was held by approximately 76 shareholders of record.

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our shareholders in the near future.

Information related to securities authorized for issuance under equity compensation plans and common stock warrants issued and outstanding is set forth under Item 12 of this Annual Report on Form 10-K.

Use of Proceeds from Registered Sale of Equity Securities

The Securities and Exchange Commission declared our registration statement on Form S-1 effective on October 4, 2006 (Securities and Exchange File No. 333-131857). On November 2, 2006 Lightspace closed the sale of 600,000 units, the maximum allowed, at an offering price of $6.40 per unit (as described above), resulting in aggregate proceeds to us of $3,840,000. After repayment of principal and interest due on senior notes in the aggregate amount of $1,409,000 and expenses of the offering of $468,000, the net proceeds to us were $1,963,000. In connection with the sale of our securities, we issued, as compensation to the underwriter, a warrant to purchase 102,000 units (as described above) at an exercise price of $7.68 per unit.

We have invested the net proceeds of the offering in short-term interest bearing securities pending the use thereof to fund our development efforts, sales growth and operating losses. None of the offering expenses were incurred or paid, directly or indirectly, to our director or officers or their associates or to persons owning ten percent or more of our common stock or to any affiliates of ours. Through December 31, 2006, we used approximately $159,000, $190,000, and $138,000 of the net proceeds of the offering for sales and marketing, purchase of inventory and research and development, respectively.

2006 Unregistered Sales of Equity Securities

On February 9, 2006, we entered into the Securityholder Debt and Equity Conversion and Exchange Agreement (the “Exchange Agreement”) with holders of (1) $1,401,000 in principal amount of convertible notes and $1,538,234 in principal amount of demand notes, (2) holders of 133,732 shares of Series A convertible preferred stock (“Series A preferred stock”) and (3) existing warrants to provide for the terms of the Debt Conversion, Preferred Conversion and Warrant Exchange. Under the terms of the Exchange Agreement, (1) the holders of convertible and demand notes received 1,544,865 shares of common stock and exchange warrants to purchase 1,480,849 shares of common stock at exercise prices ranging from $0.80 to $7.50 per share upon conversion of their previously existing notes and warrants, and a contingent note in the principal amount of $237,381; (2) the holders of Series A preferred stock received 160,479 shares of common stock upon conversion of their Series A preferred stock; and (3) the holders of other existing warrants received exchange warrants to purchase 41,063 shares of common stock at an exercise price of $7.50 per share. On April 27, 2006, the conditions for the closing of the Exchange Agreement having been met, the transactions contemplated in the Exchange Agreement became effective. As a result of the closing of the Exchange Agreement, we recorded a one-time net gain of $402,298.

On April 27, 2006, Lightspace and the holders of the senior secured notes agreed to convert the outstanding principal and accrued interest under the senior secured notes, $2,488,471, into units at a conversion price of $6.40 per unit. On May 3, 2006, we issued 388,821 units, and a small number of shares of common stock and warrants representing fractional units, in exchange for the surrender of all of the bridge notes. The units and fractional units that we issued to the bridge note holders were comprised of 3,110,585 shares of common stock, 3,110,585 warrants to purchase a total of 3,110,585 shares of common stock at an exercise price of $1.00 per warrant, 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.25 per warrant, and 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.63 per warrant. Griffin Securities, Inc., the underwriter of our public offering of equity securities, acted as placement agent for the senior secured notes. We incurred a fee of $312,000 due to Griffin Securities, Inc. in connection with the placement and conversion of the senior secured notes. This fee remains unpaid as of December 31, 2006, and is included in our accounts payable balance at that date. In each of the above transactions, Lightspace relied on Section 3(a)(9) of the Securities Act for exemption from the registration requirements of the Securities Act.

In June 2006, our stockholders and Board of Directors approved adoption of the 2006 Stock Incentive Plan (the “2006 Stock Plan”), pursuant to which up to 2,118,622 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. The 2006 Stock Plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. For grants to individuals who own more than 10% of our outstanding common stock, the exercise price must be 110% of fair market value at the time of grant. Options expire in 10 years or less from the date of grant and vest over a period not to exceed four years. From July 2006 through December 2006, we granted options under the 2006 Stock Plan to purchase 1,836,810 shares of common stock to officers and key employees at an exercise price of $.80 per option, the fair market value of our common stock at the dates of grant. The options vest at stipulated dates over a period not to exceed three years and expire in ten years. The grants were exempt from registration under the Securities Act as provided by Section 4(2) thereof and Regulation 701 promulgated thereunder.

For unregistered sales of equity securities in years prior to 2006, we refer you to our registration statement on Form S-1 (Securities and Exchange Commission File No. 333-131857).

Item 6.   Selected Financial Data

Lightspace was incorporated in 2001 and incurred or recorded only minor expenses and no revenues in 2001 and 2002. Operations were commenced in the second half of 2003 when we received our first significant private investor equity funding.

	Year Ended December 31,
Operations	2006	2005	2004	2003

Revenues	$848,201	$1,025,606	$380,521	$-
Product cost	870,082	824,808	663,441	-
Gross margin	(21,881)	200,798	(282,920)	-

Research and development	1,001,539	895,942	1,543,653	214,004
Selling and marketing	1,033,715	648,315	1,005,569	67,734
Administrative	772,134	1,019,189	1,043,649	192,975
Total operating expenses	2,807,388	2,563,446	3,592,871	474,713

Operating loss	(2,829,269)	(2,362,648)	(3,875,791)	(474,713)

Net gain on debt and equity conversion	402,298	-	-	-
Interest expense - net	(281,449)	(551,859)	(228,586)	(4,957)
Net loss	$(2,708,420)	$(2,914,507)	$(4,104,377)	$(479,670)

Basic and diluted net loss per share	$(0.51)	$(3.00)	$(4.25)	$(0.51)

Weighted average common shares outstanding	5,333,381	971,182	965,182	944,917

Financial Position
Cash	$879,987	$123,951	$47,546	$1,133,896
Total assets	1,570,269	505,880	463,883	1,284,204
Notes payable	237,381	4,639,234	2,364,247	237,000
Total liabilities	1,273,260	6,016,372	3,292,917	426,272
Stockholders' equity (deficit)	297,009	(5,510,492)	(2,829,034)	857,932

See Item 5, Market for the Registrant’s Common Equity and Related Stockholder Matters, in this Annual Report for a discussion of our 2006 year sales of registered and unregistered equity securities.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read in conjunction with the selected historical data and the historical financial statements and notes thereto included elsewhere herein. This discussion contains forward-looking statements that relate to future events and our future financial performance. These statements involve known and unknown risks, uncertainties and other factors, including those set forth in the section entitled “Risk Factors” and elsewhere herein. Our actual results and performance may be materially different from any future results or performance implied by these forward-looking statements.

OVERVIEW

Lightspace provides interactive lighting entertainment products to retail stores, family entertainment centers, theme parks, fashion shows, nightclubs, special events, stage lighting and sound providers, health clubs and architectural lighting and design. Our current product lines include: (a) Lightspace Play, an interactive 36 tile gaming platform for child and adult recreation; (b) Lightspace Dance, an interactive floor, generally in sizes of 86 tiles and larger, that displays customizable lights and effects; and (c) Lightspace Design, an interactive tile system that displays customizable lights and video effects that can be mounted on any flat surface.

Lightspace received the first significant investor equity funding, $1,386,000, in July and December of 2003 and commenced operations. With this funding, and additional debt and equity private placements, we were able to engage contract manufacturers for the initial production run of 100 interactive tiles and subsequent production of interactive tiles, hire sales and marketing staff, introduce the Lightspace products at trade shows, expand the research and development department personnel and budget, and lease facilities for operations.

From December 2003 to June 2004, employment levels increased from 5 employees to 27 employees to pursue sales leads and opportunities, to support the installation and maintenance of our products, and to design improvements to the current product and to develop new product offerings. Lightspace’s initial product offering, Lightspace Dance, was complemented with the introduction of Lightspace Play during this period.

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

In September of 2005, Lightspace commenced borrowing on a short-term secured basis from a group of new investors through the issuance of senior secured notes. As of December 31, 2005, we had issued an aggregate principal amount of $1,700,000 of senior secured notes. This round of funding provided Lightspace with sufficient capital to restart the production of interactive tiles in the fourth quarter of 2005. 1,830 interactive tiles were manufactured and available for sale in 2006.

On February 9, 2006, Lightspace entered into the Exchange Agreement with holders of (1) $1,401,000 in principal amount of convertible notes and $1,538,234 in principal amount of demand notes, (2) holders of 133,732 shares of Series A Preferred stock and (3) existing warrantholders to provide for the terms of the debt conversion, preferred conversion and warrant exchange.

On April 27, 2006, under the terms of the Exchange Agreement, Lightspace effected the conversion and exchange. The Agreement provided that: (1) the holders of convertible and demand notes received 1,544,865 shares of common stock and exchange warrants to purchase 1,480,849 shares of common stock at exercise prices ranging from $0.80 to $7.50 per share upon conversion of their notes and any warrants issued in conjunction therewith, and the Company’s former CEO received a contingent promissory note in the principal amount of $237,381; (2) the holders of Series A Preferred stock received 160,479 shares of common stock upon conversion of their Series A Preferred stock; and (3) the holders of other existing warrants received exchange warrants to purchase 41,063 shares of common stock at an exercise price of $7.50 per warrant.

On May 3, 2006, Lightspace and the senior secured noteholders agreed to convert $2,488,471 in principal and accrued interest into units (as described above) at a conversion price of $6.40 per unit. We issued 388,821 units, and a small number of shares of common stock and unit warrants representing fractional units, in exchange for the surrender of senior secured notes and accrued interest.

On October 4, 2006 the Securities and Exchange Commission declared effective our registration statement. On November 2, 2006 we closed the public offering period for our equity units. We sold 600,000 units, the maximum allowed, at an offering price of $6.40 per unit, resulting in aggregate proceeds to the Company of $3,840,000. After repayment of principal and interest due on short-term borrowings in the approximate amount of $1,409,000 and expenses of the offering of approximately $468,000, the net proceeds to us were $1,963,000.

Lightspace has incurred net operating losses and negative operating cash flows since inception. As of December 31, 2006, we had an accumulated retained deficit of ($10,311,635) and a stockholders’ equity of $297,009. Our cash and cash equivalents position as of December 31, 2006 was $879,987 and our net current asset position (current assets minus current liabilities) was $17,889. We expect to incur additional losses and negative operating cash flows through at least the quarter ending June 2007 to fund the operating losses and the increases to inventory and accounts receivable to support forecasted sales growth. Lightspace’s long-term success is dependent on obtaining sufficient capital to fund its operations and development of its products, bringing such products to the worldwide market, and obtaining sufficient sales volume to be profitable. To achieve these objectives, we may be required to raise additional capital through public or private financings or other arrangements. It cannot be assured that such financings will be available on terms attractive to Lightspace, if at all. Such financings may be dilutive to stockholders and may contain restrictive covenants.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Revenue and Operating Results

For the year ended December 31, 2006, revenue was $848,201, a decrease of $177,405, or 17%, from revenue of $1,025,606 recorded in the year ended December 31, 2005. The net loss for the year ended December 31, 2006 was $2,708,420 as compared to the net loss for the year ended December 31, 2005 of $2,914,507. The net loss for the year ended December 31, 2006 has been reduced by a one-time gain of $402,298 related to the stockholders’ debt and equity conversion on April 27, 2006, as discussed under the section Liquidity, Capital Resources and Cash Flow.

The revenue for the year ended December 31, 2006 was comprised of sales of products, $780,843, and other revenue of $67,358, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the year ended December 31, 2006, there were sixteen product installation sites, representing one thousand sixty eight (1,068) interactive tiles, comprised of eight Lightspace Play installations, five Lightspace Design installations, and three Lightspace Dance installations. The revenue for the year ended December 31, 2005 was comprised of the sales of products, $989,396, and other revenue of $36,210, as represented by deferred maintenance revenue and other services. In the year ended December 31, 2005, there were 14 product installation sites, representing one thousand three hundred seventy (1,370) interactive tiles, comprised of nine Lightspace Play installations five Lightspace Dance installations.

The decline in revenues for the year ended December 31, 2006, $848,201, as compared to the year ended December 31, 2005, $1,025,606, is due principally to the following: (1) the lack of interactive tiles available for sale (by the end of October of 2005 we had sold all available inventory of interactive tiles and did not receive the first production run of five hundred (500) interactive tiles from our contract manufacturer until the first quarter of 2006); and (2) the inability to pursue the normal sales process wherein leads are pursued, demonstrations made, and terms and dates of installation are agreed upon, due to the lack of available inventory. During the first six months of 2006, we added three sales personnel to our staff and recommenced marketing and advertising of our products.

Our product backlog as of December 31, 2006 was $208,134, representing three hundred forty three (343) interactive tiles. We expect that this backlog will be shipped and installed prior to March 31, 2007. Product backlog as of December 31, 2005 was $26,400, representing thirty six (36) interactive tiles. Cancellation of a signed contract or order included in product backlog requires the consent of Lightspace.

For the year ended December 31, 2006, sales of our products and recognition of other revenue were made to customers in the United States, in the amount of $567,827, to customers in Asia, in the amount of $141,851, and to customers in other international countries, $138,523. For the year ended December 31, 2005, sales of our products and recognition of other revenue were made to customers in the United States, in the amount of $748,800, to customers in Asia, in the amount of $114,675, to a Canadian customer, $121,750, and to customers in other international countries, in the amount of $40,381.

Lightspace had ten different customers that comprised more than 10% of product sales through the three years ended December 31, 2006. In year ended December 31, 2006, two customers accounted for $367,851, or approximately 47% of total product sales. In each of the years ended December 31, 2005 and 2004, we had four different customers that accounted for $668,782, or approximately 68%, and $346,318, or approximately 91%, respectively of total product sales. We believe this is more a result of the low number of sales and the large dollar values of certain sales and is expected at this point of Lightspace’s operating history.

Product Cost and Gross Margin

For the years ended December 31, 2006 and 2005, Lightspace recorded negative gross margins of $21,881, or 3%, and positive gross margins of $200,798, or 21%, respectively. The year ended December 31, 2006 includes a provision of $196,371 for obsolete inventory component parts and interactive tiles resulting from engineering design changes to be incorporated into the production of interactive tiles in the first quarter of 2007. In addition to the 2006 provision for obsolescence, another factor affecting the significant decline in the 2006 gross margin is that the fixed cost of our manufacturing and customer service organizations, as discussed hereafter, was spread over a lower number of sales of interactive tiles, one thousand sixty-eight (1,068) tiles in the year ended December 31, 2006 versus one thousand three hundred seventy (1,370) tiles in the year ended December 31, 2005. Due to the low dollar volume of sales in each year, these margin rates are not representative of margin rates that may be achieved if we achieve higher volume levels.

Product cost includes the direct cost of materials, associated freight charges, and the allocated per unit cost of the contractor's manufacturing labor, overhead and profit associated with products sold. For the most part, these costs are variable and increase or decrease with volume. Product cost also includes Lightspace's personnel and related expenses assigned to manufacturing and customer service. These latter costs tend to be a fixed cost that decreases on a per unit basis as volume increases.

While not apparent due to the low dollar volume of sales in the year ended December 31, 2006, we were able to achieve a 17% reduction in the cost of an interactive tile by changing certain component part suppliers, elimination of several component parts, and negotiating a supply contract with a new contract manufacturer. We expect that with volume increases, we may be able to achieve further reductions in both the cost of the interactive tiles and other system components that will offset the increased cost of plastic used in our products due to higher oil prices.

Operating Expenses

Research and development spending was $1,001,539 for the year ended December 31, 2006 as compared to $895,942 for the year ended December 31, 2005, an increase of $105,597, or 12%. As we previously mentioned, to conserve cash subsequent to March 2005, we significantly reduced all department spending. 2005 quarterly spending for research and development decreased from a high of $268,795 in the quarter ended March 2005 to approximately $185,000 for each of the quarters ended September and December 2005. For the most recent quarter ended December 31, 2006, research and development spending had increased to $274,830. The increased 2006 research and development spending is related to the two engineers hired in 2006 and spending for new product development. We intend to hire two additional engineers in 2007 to assist in new product development. Additionally, we have budgeted approximately $286,000 in 2007 research and development spending, exclusive of staff salaries, for the design, development and testing of a new generation of Lightspace products.

Selling and marketing expenditures were $1,033,715 for the year ended December 31, 2006 as compared to $648,315 for the year ended December 31, 2005, an increase of $385,400, or 59%. Selling and marketing expenditures were significantly reduced after the quarter ended March 2005 to conserve cash. The increase in sales and marketing spending in the year ended December 31, 2006 is related to the 2006 hiring of three sales/customer service employees, and increased spending for trade shows, advertising, demonstration interactive tile floors and employee travel expenses.

Administrative expenditures were $772,134 for the year ended December 31, 2006 as compared to $1,019,189 for the year ended December 31, 2005, a decrease of $247,055, or 24%. In the year ended December 31, 2005, administrative expenses were impacted by approximately $292,000 of legal and other consulting fees incurred in connection with our short-term note financings and a contemplated, but subsequently aborted, merger with a public company. Administrative expenses were further impacted in September of 2005 by: (1) the restoration of our former CEO’s salary to $250,000 per year from prior nominal amounts; and (2) the fair value of common stock warrants, $54,849, issued in connection with the extension of payment terms of a demand note and personal guarantees of Lightspace debt obligations. In the year ended December 31, 2006 partially offsetting the savings from the non-reoccurrence of the 2005 legal, consulting and warrant expenses discussed above, was the addition of permanent accounting and finance personnel.

On April 21, 2006, we entered into a severance agreement with our former Chief Executive Officer, pursuant to which he resigned as an officer, director and employee of Lightspace effective March 31, 2006. Under the agreement, we paid him his accrued wages and vacation pay, reimbursed him for recorded expenses incurred on behalf of Lightspace aggregating $47,636, paid him $10,000 as severance, and paid him $20,000 as a non-refundable advance payment for one-hundred (100) hours of consulting work. We also paid $20,000 against an existing accounts payable balance due to his affiliate, Immersive Productions.

Interest Expense

Net interest expense for the year ended December 31, 2006 was $281,449 as compared to $551,859 for the year ended December 31, 2005, a decrease of $270,410, or 49%. The decrease in interest expense for the year ended December 31, 2006 is due to the conversion to common stock and common stock warrants on April 27, 2006 of $2,701,853 in principal amount of convertible and demand notes, and the conversion to common stock and warrants on May 3, 2006 of $2,400,000 in principal amount of senior secured notes, all as discussed in Liquidity, Capital Resources and Cash Flow below.

Income Taxes

As of December 31, 2006 and 2005, Lightspace had operating loss carryforwards of approximately $3,384,000 and $6,684,000, respectively, available to offset future taxable income for United States federal and state income tax purposes. As of December 31, 2006, approximately $1,846,000 of the operating loss carryforwards are restricted as to yearly usage, as discussed hereafter. The United States federal tax operating loss carryforwards expire commencing in 2021 through 2027. The state tax operating loss carryforwards expire commencing in 2007 through 2011. Additionally, as of December 31, 2006, Lightspace had research and development credit carryforwards of approximately $69,000 available to be used as a reduction of federal income taxes. The deferred tax asset related to the operating loss carryforwards, tax credits and other items deductible against future taxable income was $1,611,591 and $3,068,415 as of December 31, 2006 and 2005, respectively. We have provided a valuation allowance at those dates equal to the full amount of the deferred tax asset, and will continue to fully reserve the deferred tax asset until it can be ascertained that all or a portion of the asset will be realized.

Our ability to use the operating loss carryforwards and tax credit carryforwards to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986. These restrictions severely limit the future use of the loss carryforwards if certain ownership changes described in the code occur. The common stock ownership changes occurring as a result of the securityholder debt and equity conversion on April 27, 2006 and the conversion of senior secured notes on May 3, 2006 have resulted in reductions and in limitations in the use of the operating loss and tax credit carryforwards. The value of the operating loss carryforwards at the date of the ownership change, $6,313,000, was reduced to $1,846,000. Additionally, in future years, such reduced operating loss carryforwards of $1,846,000 can be used only to offset approximately $90,000 of taxable income per year, if any. The tax credit carryforwards at the date of the ownership change were similarly reduced and restricted. We may use operating losses and tax credits generated subsequent to the date of the ownership change without limitation. Therefore, in future years, we may be required to pay income taxes even though significant operating loss and tax credit carryforwards exist.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Revenue and Operating Results

For the year ended December 31, 2005 product sales aggregated $989,396, an increase of 198% over 2004, and other revenue, principally deferred maintenance revenue, aggregated $36,210, a decrease of 25%. These results reflect the small number of our sales to date and the brief period in which we have been operating. There were 14 product installation sites in 2005, representing 1,370 interactive tiles, comprised of five Lightspace Dance installations and nine Lightspace Play installations.

The net loss for the year ended December 31, 2005 was $2,914,507 as compared to the net loss for the year ended December 31, 2004 of $4,104,377.

Quarterly 2005 revenues decreased significantly from a high of $632,402 for the March quarter to $150,963, $183,070 and $59,171 for the June, September and December quarters, respectively. The decline in quarterly revenues was due to the inability of Lightspace to secure additional adequate financing during this period. To conserve cash, we were required to terminate sales and marketing personnel, significantly restrict marketing expenditures, and in March 2005 stop the production of interactive tiles. Fourth quarter sales of $59,171 used all available inventory of interactive tiles. With the new funding round that commenced in September 2005, we engaged a contract manufacturer to produce 500 interactive tiles. These interactive tiles were delivered in late December 2005 and in the first quarter of 2006.

Lightspace commenced operations in the latter half of 2003 and recorded its first sale in January of 2004. Initially, our sole product offering was Lightspace Dance. During the first quarter of 2004, Lightspace introduced the Lightspace Play product. Revenue from the sale of products in 2004 was $332,117. There were five product installation sites, representing four hundred sixty six (466) interactive tiles, comprised of three Lightspace Dance installations and two Lightspace Play installations. Other 2004 revenue in the amount of $48,404 represents income associated with short-term rentals of Lightspace products and the recognition of deferred maintenance revenue on a straight-line basis over the term of the contract.

All 2004 product sales were made to customers in the United States. Sales of products and recognition of deferred maintenance revenue for the year ended December 31, 2005 were made to customers in the United States, $748,800, and to international customers, $276,806, including a $121,750 sale to a customer located in Canada. In each year, due to the large dollar value of certain sales and the level of sales volume, we had four customers that each comprised more than 10% of revenues or accounts receivable. For the years ended December 31, 2005 and 2004, sales to individual customers that comprised more than 10% of revenues aggregated $668,782 and $346,318, respectively.

Product Cost and Gross Margin

For the years ended December 31, 2005 and 2004, Lightspace recorded gross margins of $200,798, or 20%, and a negative $282,920, or negative 74%, respectively. Due to the low dollar volume of sales, these margin rates are not representative of margin rates that may be achieved if we achieve higher volume levels.

Product cost includes the direct cost of materials, associated freight charges, and the allocated per unit cost of the contractor’s manufacturing labor, overhead and profit associated with products sold. For the most part, these costs are variable and increase or decrease with volume. Product cost also includes Lightspace’s personnel and related expenses assigned to manufacturing and customer service. These latter costs tend to be fixed costs that decrease on a per unit basis and as a percentage of revenue as volume increases.

Operating Expenses

Research and development, selling and marketing and administrative expenses in 2004 increased significantly to $3,592,871 from the 2003 level of $474,713. The principal components of this increased spending were the addition of 22 employees to these departments from December 2003 to June 2004, rental of office space in March 2004 at approximately $26,000 per month, increased marketing trade show expenditures, and the expansion of the research and development project budget for product design improvements and development of new products.

In March 2004, as previously mentioned, Lightspace began to experience production problems in the manufacturing of the interactive tiles. The consequences of the manufacturing problems, the lack of saleable inventory and higher production costs, coupled with our inability at that time to secure adequate financing, required us to significantly reduce spending in all departments to conserve cash. Company wide employment levels were reduced from a high of 27 employees at June 30, 2004 to 11 employees at September 30, 2005. In addition to the reduction of employees, Lightspace was required to significantly reduce all other departments’ spending. As a result, research and development expenditures decreased to $895,942 in 2005 from $1,543,653 in 2004, a 42% reduction, and selling and marketing expenditures decreased to $648,315 in 2005 from $1,005,569 in 2004, a 36% reduction. Administrative expenses, while experiencing the same internal spending reductions as the other departments, were $1,019,189 in 2005, slightly less than the $1,043,649 recorded in 2004. In the year ended December 31, 2005, administrative expenses were impacted by approximately $292,000 of legal and other consulting fees incurred in connection with our short-term note financings and a contemplated, but subsequently aborted, merger with a public company. Administrative expenses were further impacted in September of 2005 by: (1) the restoration of our former CEO’s salary to $250,000 per year from prior nominal amounts; and (2) the fair value of common stock warrants, $54,849, issued in connection with the extension of payment terms of a demand note and personal guarantees of Lightspace debt obligations.

The resulting effect of these cash conservation measures was that overall departmental expenditures for the year ended December 31, 2005 were $2,563,446, approximately $1,029,000, or 29%, less than such expenditures, $3,592,871, in 2004.

Interest Expense

Net interest expense has increased on a yearly basis from $5,350 in 2003 to $228,586 in 2004 to $551,859 in 2005. The progressive increase in interest expense is directly related to our increased short-term borrowings to fund operating expenses and the production of inventory. At December 31, 2003 total borrowings were $237,000 increasing to $2,364,247 at December 31, 2004 and to $4,639,234 at December 31, 2005. In addition to the stipulated interest rates associated with the increase in total borrowings, interest expense in the years 2004 and 2005 was further impacted by charges of $71,657 and $88,200, respectively, related to the fair value of preferred and common stock warrants issued in connection with the placement of convertible debt.

LIQUIDITY, CAPITAL RESOURCES AND CASH FLOW

We have incurred net operating losses and negative operating cash flows since inception. At December 31, 2006, we had an accumulated retained earnings deficit of $10,311,635 and stockholders’ equity of $297,009. Our cash position as of December 31, 2006 was $879,987, and our net current asset position (current assets minus current liabilities) was $17,889. We expect to incur additional losses and negative operating cash flows through at least the second quarter of 2007. Commencing March 2007, we may need additional capital to fund the operating losses and the increases to inventory and accounts receivable to support forecasted sales growth. Lightspace’s long-term success is dependent on obtaining sufficient capital to fund its operations and development of its products, bringing such products to the worldwide market, and obtaining sufficient sales volume to be profitable. To achieve these objectives, we may be required to raise additional capital through public or private financings or other arrangements. There can be no assurance that such financings will be available on terms attractive to Lightspace, if at all. Such financings may be dilutive to stockholders and may contain restrictive covenants.
Lightspace has funded its operations through December 31, 2006 through the private and public issuances of common stock and common stock warrants, Series A preferred stock, borrowings from stockholders and others pursuant to convertible and demand notes, senior secured notes, and sales of Lightspace products.

On April 18, 2006 our stockholders approved resolutions to increase our authorized shares of common stock to 30,000,000, and to effect a one for 2.5 reverse stock split of our common stock upon the closing of the Exchange Agreement, which became effective April 27, 2006. The one for 2.5 reverse stock split was effective upon filing with the Delaware Secretary of State on May 3, 2006. The accompanying financial statements and notes thereto, and our discussion thereof have been restated or modified to reflect this one for 2.5 reverse stock split.

On February 9, 2006, Lightspace entered into the Exchange Agreement with holders of (1) $1,401,000 in principal amount of convertible notes and $1,538,234 in principal amount of demand notes, (2) holders of 133,732 shares of Series A preferred stock and (3) existing warrants to provide for the terms of the debt conversion, preferred conversion and warrant exchange. On April 27, 2006, the conditions for the closing of the Exchange Agreement having been met, Lightspace effected the Exchange. Under the terms of the Exchange Agreement, (1) the holders of convertible and demand notes received 1,544,865 shares of common stock and exchange warrants to purchase 1,480,849 shares of common stock at exercise prices ranging from $0.80 to $7.50 per share upon conversion of their existing notes and any warrants issued in conjunction therewith, and our former CEO received a contingent promissory note in the principal amount of $237,381; (2) the holders of Series A preferred stock received 160,479 shares of common stock upon conversion of their Series A preferred stock; and (3) the holders of other existing warrants received exchange warrants to purchase 41,063 shares of common stock at an exercise price of $7.50 per share. As a result of the closing of the Exchange Agreement, we recorded a one-time net gain of $402,298.

Effective May 3, 2006, Lightspace and the senior secured noteholders agreed to convert $2,400,000 of senior secured note principal and $88,471 of accrued interest, at a conversion price of $6.40 per unit, into 388,821 units plus fractional shares and warrants. Each unit consisted of (1) eight shares of common stock, (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise of $1.25 per warrant: and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. Accordingly, we issued to the senior secured noteholders: 3,110,585 shares of common stock, 3,110,585 warrants to purchase a total of 3,110,585 shares of common stock at an exercise price of $1.00 per warrant, 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.25 per warrant, and 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.63 per warrant.

After giving effect to the one for 2.5 reverse stock split, the Exchange Agreement, and the senior secured note conversion, at May 3, 2006, we had 5,793,111 shares of issued and outstanding common stock. Additionally, we had issued 6,245,869 stock options or warrants for the purchase of an equivalent number of shares of common stock at exercise prices ranging from $.80 to $7.50. The 133,732 shares of Series A preferred stock have been retired and the authority to issue further classes of preferred stock has been cancelled.

Lightspace filed a Registration Statement on Form S-1, and amendments thereto, with the Securities and Exchange Commission to register for sale a minimum of 450,000 units (as described above), on a best efforts all or none basis, and an additional 150,000 units on a best efforts basis, for a maximum of 600,000 units at a price per unit of $6.40.

The Registration Statement was declared effective by the Securities and Exchange Commission on October 4, 2006 (Securities and Exchange File No. 333-131857). On November 2, 2006 we closed the sale of 600,000 units, the maximum allowed, at an offering price of $6.40 per unit, resulting in aggregate proceeds to us of $3,840,000. After repayment of principal and interest due on short term borrowings in the approximate amount of $1,409,000 and expenses of the offering of approximately $468,000, the net proceeds were $1,963,000. In connection with the sale of the units, Lightspace issued, as compensation to the underwriter, a warrant to purchase 102,000 units (as described above) at an exercise price of $7.68 per unit.

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

The shares of common stock issued in connection with the Exchange Agreement, the conversion to common stock and common stock warrants, effective May 3, 2006, of $2,400,000 of senior secured note principal and $88,471 of accrued interest, and our initial public offering of equity securities on November 2, 2006, increased our outstanding shares of common stock as of December 31, 2006 to 10,593,111 from 977,182 as of December 31, 2005. Additionally, issued and outstanding common stock warrants as of December 31, 2006 were 15,427,789, exercisable at prices that range from $0.80 to $7.50. Issued and outstanding common and preferred stock warrants as of December 31, 2005 were 140,913, exercisable at prices that ranged from $7.50 to $10.25.

Manufacturing Operations

We currently contract for the production and assembly of interactive tiles from an independent manufacturing company and have had discussions with other contract manufacturers as secondary sources for the production and assembly of our interactive tiles. The current contract manufacturer is ISO certified and, to date, we have not experienced either quality or production difficulties. The normal production run is scheduled for a minimum of one hundred (100) interactive tiles per week, with the ability to increase the weekly production to four hundred (400) to five hundred (500) interactive tiles.

In the year 2004, in our first attempt to produce interactive tiles in volume at a prior contract manufacturer, we experienced significant manufacturing problems. These problems encompassed design errors, faulty parts and improper assembly. In some months during 2004 we were able to produce only 10 to 20 interactive tiles. Our engineering and manufacturing staffs spent most of the 2004 year redesigning certain parts, changing parts suppliers and working with our suppliers and contract manufacturer to establish quality control procedures, including inspection and interim testing, to facilitate volume production of the interactive tiles. These changes were substantially implemented at the end of 2004 and fully implemented in early 2005. While we believe that we now have products that can be manufactured with quality in volume production, there can be no assurances that we will not again experience manufacturing problems.

Deferred Revenue and Backlog

Our deferred revenue balance as of December 31, 2006 was approximately $126,000. Deferred revenue is represented by: (1) advance deposits received from customers for the future purchase and installation of a Lightspace system and (2) the balance of deferred maintenance revenue to be recognized as income over the remaining term of the maintenance contract. Customer deposits are the segment of our product backlog that, in addition to being supported by a signed contract, is also supported by a customer advance payment. Our product backlog as of December 31, 2006 and 2005 was approximately $208,000 and $26,000, respectively.

Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. As of December 31, 2006, we did not have any material exposure to interest rate risk. All of our products and services are denominated in U.S. dollars, therefore we are not exposed to foreign currency risk with respect to our accounts receivable. All materials and components that we buy for the manufacturing of our products are also priced in U.S. dollars. We also did not have any operations outside the United States. Accordingly, we do not have any material foreign currency risk at this time.

Off-Balance Sheet Arrangements

As of December 31, 2006, we leased our office and manufacturing space and certain office equipment. Total rent expense for the years ended December 31, 2006, 2005 and 2004 was $364,875, $329,754 and 276,468, respectively.

Effective May 1, 2006, the Company entered into a five-year lease for approximately 16,000 square feet to be used for office and manufacturing operations. The terms of this new lease provide for average annual base rental payments of approximately $293,500 per year, plus an allocated percentage of the increase in the building operating costs over defined base year operating costs.

The table below sets forth our known contractual obligations as of December 31, 2006:

Contractual Obligation	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Facility lease	$1,408,123	$259,976	$657,867	$490,280	-
Other leases	15,008	15,008	-	-	-
Total	$1,423,131	$274,984	$657,867	$490,280	-

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, addresses accounting for stock-based compensation arrangements, including stock options and shares issued to employees and directors under various stock-based compensation arrangements. This statement requires Lightspace to use the fair value method, rather than the intrinsic-value method, to determine compensation expense for all stock-based arrangements. Under the fair value method, stock-based compensation expense is determined at the measurement date, which is generally the date of grant, as the aggregate amount by which the expected future value of the equity security at the date of acquisition exceeds the exercise price to be paid. The resulting compensation expense, if any, is recognized for financial reporting over the term of vesting or performance. This statement was first effective for Lightspace on January 1, 2006 for all prospective stock option and share grants of stock-based compensation awards and modifications to all prior grants, and will have the effect of increasing our compensation costs recognized in result of operations from historical levels for all stock-based compensation awards and modifications of prior awards granted.

In June 2006, our stockholders and Board of Directors approved adoption of the 2006 Stock Incentive Plan (the “2006 Stock Plan”), pursuant to which up to 2,118,622 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. In 2006, under the 2006 Stock Plan, Lightspace granted to officers and key employees options to purchase 1,836,810 shares of common stock at an exercise price of $0.80 per option. The options vest ratably over a three year period and expire in ten years. Under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, we determined the total stock-based compensation expense for these option grants was $483,000, utilizing the following assumptions: volatility - 57%; estimated option exercise period - 2 to 3 years; risk free interest rate - 5.14% to 5.17%; and expected total forfeitures related to these option grants of 6.9%.

The provision for stock-based compensation for common stock options granted under the 2006 Stock Plan for the year ended December 31, 2006 was $80,492. Lightspace did not record a tax benefit related to the provision for stock-based compensation due to our net operating loss carryforwards; accordingly, the net loss for the year ended December 31, 2006 was increased by $80,492, and basic and diluted net losses per share were each increased by $0.02 per share for the year ended December 31, 2006. At December 31, 2006, we expect approximately $403,000 total unrecognized stock-based compensation expense related to the 2006 common stock option grants to be charged to operations over the next 2.5 years.

Accounting Policies and Use of Estimates

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

We believe that the following critical accounting policies impact the more significant judgments and estimates used in the preparation of the financial statements:

Revenue Recognition - Lightspace recognizes revenue from the sale of its entertainment systems when all of the following conditions have been met: (1) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products have been delivered and risk of loss has passed to the customer; (3) we have completed all of the necessary terms of the contract including but not limited to, installation of the product and training; (4) the amount of revenue to which we are entitled is fixed or determinable; and (5) we believe it is probable that it will be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, Lightspace defers recognition of revenue. Revenue from maintenance contracts is recorded on a straight-line basis over the term of the contract. An allowance for uncollectible receivables is established by a charge to operations, when in our opinion it is probable that the amount due to Lightspace will not be collected.

Inventory Reserve - A reserve for obsolete and slow moving inventory is established by a charge to product cost when, in the opinion of the Company, engineering design changes, the introduction of new products or forecasted selling prices have reduced the net realizable value of such inventory below cost.

Warranty Reserve - Our products are warranted against defects for twelve months following the sale. Reserves for potential warranty claims are provided at the time of revenue recognition and are based on several factors including historical claims experience, current sales levels and Lightspace’s estimate of repair costs.

Internal Accounting Controls

During the course of the audit of our 2005 financial statements, Miller Wachman LLP, our auditors, brought to the attention of our management several weaknesses and reportable conditions that represented significant deficiencies in the design and operation of internal controls, which may have adversely affected Lightspace’s ability to initiate, record, process and report financial data. We have taken the following corrective steps that we believe adequately addressed these deficiencies.

The weaknesses and reportable conditions in our system of internal controls occurred during the approximate period from March 2005 through August and September 2005. During this period, due to the cash situation at Lightspace, we operated without any accounting or finance employees. Only entries affecting cash balances were posted to the financial records, and consequently, no meaningful interim financial statements were prepared. In August and September 2005, we hired accounting consultants to post the transactions for this period and to prepare quarterly and year-to-date financial statements. In October 2005, we signed a contract for a full time CFO and hired an office manager/accountant. In May 2006, the contract CFO accepted a position with us as a vice president and CFO. On February 15, 2007 our CFO resigned. We are in the process of interviewing candidates for that position. Since September 2005, we have produced timely monthly financial statements, forecasts and budget comparisons.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

Item 8.   Financial Statements and Supplementary Data

Table of Contents

Report of Independent Registered Public Accounting Firm

Statements of Financial Position

Statements of Operations

Statement of Changes in Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Lightspace Corporation

We have audited the accompanying statements of financial position of Lightspace Corporation as of December 31, 2006 and 2005 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightspace Corporation as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, the Company has had deficiencies in stockholders’ equity and recurring losses and negative cash flows from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller Wachman LLP
Boston, Massachusetts

March 23, 2007

LIGHTSPACE CORPORATION

STATEMENTS OF FINANCIAL POSITION

	December 31,
	2006	2005

ASSETS

Current Assets
Cash and cash equivalents	$879,987	$123,951
Accounts receivable	52,678	35,190
Inventory	354,234	171,807
Other current assets	4,250	42,676
Total current assets	1,291,149	373,624

Property and Equipment - Net	82,298	39,184

Other assets	196,822	93,072

Total Assets	$1,570,269	$505,880

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable	$237,381	$4,639,234
Accounts payable	695,852	658,975
Accrued interest	12,955	538,969
Accrued expenses	200,709	141,574
Deferred revenue	126,363	37,620
Total current liabilities	1,273,260	6,016,372

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; authorized none and 1,000,000 shares at December 31, 2006 and 2005, respectively;
none and 133,732 shares issued and outstanding at
December 31, 2006 and 2005, respectively	-	13
(Preference in liquidation, $1,370,753 at December 31, 2005)
Common stock, $0.0001 par value; authorized 30,000,000 shares;
10,593,111 and 977,182 shares issued and outstanding
at December 31, 2006 and 2005, respectively	1,059	98
Additional paid-in capital	10,607,585	2,092,612
Retained earning (deficit)	(10,311,635)	(7,603,215)
Total stockholders' equity (deficit)	297,009	(5,510,492)

Total Liabilities and Stockholders' Equity (Deficit)	$1,570,269	$505,880

See accountants' report and notes to financial statements

LIGHTSPACE CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004

Revenues
Product sales	$780,843	$989,396	$332,117
Other	67,358	36,210	48,404
Total revenues	848,201	1,025,606	380,521

Product Cost	870,082	824,808	663,441
Gross Margin	(21,881)	200,798	(282,920)

Operating Expenses
Research and development	1,001,539	895,942	1,543,653
Selling and marketing	1,033,715	648,315	1,005,569
Administrative	772,134	1,019,189	1,043,649
Total operating expenses	2,807,388	2,563,446	3,592,871

Operating Loss	(2,829,269)	(2,362,648)	(3,875,791)

Other Income (Expense)
Net gain on debt and equity conversion	402,298	-	-
Interest expense - net	(281,449)	(551,859)	(228,586)
Total other income (expense)	120,849	(551,859)	(228,586)

Loss Before Provision For Income Taxes	(2,708,420)	(2,914,507)	(4,104,377)

Provision For Income Taxes	-	-	-
Net Loss	$(2,708,420)	$(2,914,507)	$(4,104,377)

Basic and Diluted Net Loss per Share	$(0.51)	$(3.00)	$(4.25)

Weighted Average Common Shares Outstanding	5,333,381	971,182	965,182

See accountants' report and notes to financial statements

LIGHTSPACE CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Common Stock		Additional	Retained	Stockholders'
	Shares		Shares		Paid-In	Earnings	Equity
	Issued	Amount	Issued	Amount	Capital	(Deficit)	(Deficit)
Balance January 1, 2004	100,000	$10	965,182	$97	$1,442,156	$(584,331)	$857,932

Issuance of preferred stock	33,732	3			345,751		345,754

Issuance of preferred warrants					30,731		30,731

Issuance of common warrants					40,926		40,926

Net loss						(4,104,377)	(4,104,377)
Balance December 31, 2004	133,732	13	965,182	97	1,859,564	(4,688,708)	(2,829,034)

Conversion of notes payable			12,000	1	89,999		90,000

Issuance of common warrants					143,049		143,049

Net loss						(2,914,507)	(2,914,507)
Balance December 31, 2005	133,732	13	977,182	98	2,092,612	(7,603,215)	(5,510,492)

Conversion of notes payable			1,544,865	154	2,724,622		2,724,776

Conversion of senior notes			3,110,585	311	2,488,160		2,488,471

Conversion of preferred stock	(133,732)	(13)	160,479	16	85,586		85,589

Issuance of common warrants					264,345		264,345

Expenses of private placement					(499,595)		(499,595)

Public sale of equity securities			4,800,000	480	3,839,520		3,840,000

Expenses of public offering					(468,157)		(468,157)

Stock option compensation					80,492		80,492

Net loss						(2,708,420)	(2,708,420)
Balance December 31, 2006	-	$-	10,593,111	$1,059	$10,607,585	$(10,311,635)	$297,009

See accountants' report and notes to financial statements

LIGHTSPACE CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004

Cash Flows from Operating Activities:
Net loss	$(2,708,420)	$(2,914,507)	$(4,104,377)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	43,114	28,438	23,978
Amortization of fair value of stock warrants	27,540	143,049	71,657
Stock option compensation cost	80,492
Debt and preferred stock conversion adjustments:
Fair value of common stock issued	350,018	-	-
Fair value of common stock warrants issued	264,345	-	-
Non-cash gain on debt conversion	(890,765)	-	-
Other changes in assets and liabilities:
Accounts receivable	(17,488)	218	(35,408)
Inventory	(182,427)	95,734	(185,945)
Other assets	(92,863)	(81,072)	(33,054)
Accounts payable and accrued expenses	307,727	878,417	349,391
Deferred revenue	88,743	(429,949)	390,007
Net cash used in operating activities	(2,729,984)	(2,279,672)	(3,523,751)

Cash Flows From Investing Activities:
Purchases of property and equipment	(86,228)	(8,910)	(35,600)
Net cash used in investing activities	(86,228)	(8,910)	(35,600)

Cash Flows From Financing Activities:
Proceeds from notes payable	2,067,000	2,364,987	2,127,247
Repaymant of senior secured notes	(1,367,000)	-	-
Proceeds from sale of equity securities	3,840,000	-	-
Proceeds from sale of preferred stock	-	-	345,754
Expenses of private and public sales of equity securities	(967,752)	-	-
Net cash provided from financing activities	3,572,248	2,364,987	2,473,001

Net Increase (Decrease) in Cash and Cash Equivalents	756,036	76,405	(1,086,350)
Cash and Cash Equivalents - beginning of period	123,951	47,546	1,133,896
Cash and Cash Equivalents - end of period	$879,987	$123,951	$47,546

Supplemental Disclosures of Cash Flow Information
Interest paid	$41,987	$49,907	$45,515
Notes payable and accrued interest converted to common stock	$5,839,582	$90,000	-
Issuance of stock warrants with financings	$125,896	$143,049	$71,657

See accountants' report and notes to financial statements

LIGHTSPACE CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

The Company has incurred net operating losses and negative operating cash flows since inception. As of December 31, 2006, the Company had an accumulated retained earnings deficit of $10,311,635. The Company has funded its operations through December 31, 2006 from the issuance of private placements of common stock and preferred stock, borrowings from stockholders and others, sales of Lightspace products, and a $3,840,000 initial public offering of its equity securities on November 2, 2006. The Company’s long-term success is dependent on generating sufficient capital to fund its operations and development of its products, bringing such products to the worldwide market, and obtaining sufficient sales volume to be profitable.

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

2.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has incurred cumulative losses from operations of $10,311,635 and $7,603,215 at December 31, 2006 and 2005, respectively. Additionally, the Company has a total stockholders’ equity (deficit) of $297,009 and ($5,510,492) at December 31, 2006 and 2005, respectively. These factors, amongst others, indicate that there is substantial doubt that the Company will continue as a going concern. The financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
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

Inventory
Inventories are stated at the lower of cost (first-in, first-out method) or market value.

LIGHTSPACE CORPORATION
NOTES TO FINANCIAL STATEMENTS

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect at the date of the financial statements the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates.

Property and Equipment
Property and equipment are recorded at cost. For financial reporting, depreciation is provided utilizing the straight-line method over the estimated three-year life for equipment and furniture and fixtures. Leasehold improvements are depreciated over the term of the lease. The Company utilizes accelerated methods of depreciation for tax reporting.

Warranty Reserve
The Company’s products are warranted against manufacturing defects for twelve months following the sale. Reserves for potential warranty claims are provided at the time of revenue recognition and are based on several factors including historical claims experience, current sales levels and the Company’s estimate of repair costs.

Advertising Expenditures
Advertising costs are expensed as incurred and are included in sales and marketing operating expenses.

Research and Development
Research and development costs are expensed as incurred.

Patent Expenditures
The legal expenses and filing fees associated with the prosecution of patent applications are expensed as incurred.

Income Taxes
Deferred tax assets and liabilities relate to temporary differences between the financial reporting bases and the tax bases of assets and liabilities, the carryforward tax losses and available tax credits. Such assets and liabilities are measured using enacted tax rates and laws expected to be in effect at the time of their reversal or utilization. Valuation allowances are established, when necessary, to reduce the net deferred tax asset to an amount more likely than not to be realized. For interim reporting periods, the Company uses the estimated annual effective tax rate.

Loss per Share
Basic and diluted net losses per common share are calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are excluded from the calculation for all periods presented as their inclusion would be anti-dilutive. Dilutive securities consist of convertible debt, convertible preferred stock, stock options, and stock warrants.

Stock-Based Compensation
Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, addresses accounting for stock-based compensation arrangements, including stock options and shares issued to employees and directors under various stock-based compensation arrangements. This statement requires that the Company use the fair value method, rather than the intrinsic-value method, to determine compensation expense for all stock-based arrangements. Under the fair value method, stock-based compensation expense is determined at the measurement date, which is generally the date of grant, as the aggregate amount by which the expected future value of the equity security at the date of acquisition exceeds the exercise price to be paid. The resulting compensation expense, if any, is recognized for financial reporting over the term of vesting or performance. This statement was first effective for the Company on January 1, 2006 for all prospective stock option and share grants of stock-based compensation awards and modifications to all prior grants, and will have the effect of increasing the Company’s compensation costs recognized in operations from historical levels for all stock-based compensation awards and modifications of prior awards granted.

LIGHTSPACE CORPORATION
NOTES TO FINANCIAL STATEMENTS

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)
For all periods prior to January 1, 2006, the Company accounted for stock-based compensation arrangements with employees and directors utilizing the intrinsic-value method. Under this method, stock-based compensation expense was determined at the measurement date, which again is generally the date of grant, as the aggregate amount by which the current market value of the equity security exceeds the exercise price to be paid. The resulting compensation expense, if any, is recognized for financial reporting over the term of vesting or performance. The Company has historically granted stock-based compensation awards to employees and directors at an exercise price equal to the current market value of the Company’s equity security at the date of grant. Accordingly, no compensation expense has been recognized or will be recognized in the financial statements for stock-based compensation arrangements with directors, officers and employees for grants prior to January 1, 2006.

Stock-based compensation arrangements with nonemployees or associated with borrowing arrangements are accounted for utilizing the fair value method or, if a more reliable measurement, the value of the services or consideration received. The resulting compensation expense, if any, is recognized for financial reporting over the term of performance or borrowing arrangement.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values due to the short term nature of the instruments.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalents are generally on deposit at one financial institution and, at times, exceed the federal insured limits. The Company believes that the financial institution is of high credit quality and that the Company is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Comprehensive Loss
Comprehensive loss is the same as net loss for all periods presented.

Reclassifications
Certain prior years’ amounts have been reclassified to conform to current year’s presentation.

4.   OTHER CURRENT ASSETS

At December 31, 2005, other current assets included $32,676 of legal expenses associated with the Company’s 2006 contemplated sale of equity securities. In 2006, the Company successfully completed both private and public sales of its equity securities, and accordingly, the deferred legal expenses were charged to paid-in-capital.

5.   INVENTORY

At December 31, 2006 and 2005, inventory consisted of raw materials of $274,570, and $158,497, and finished products of $79,664, $13,310, respectively. Included in raw materials at December 31, 2006 and 2005, are $202,810 and $71,000 of advance payments to suppliers for the purchase of component parts, respectively.

LIGHTSPACE CORPORATION
NOTES TO FINANCIAL STATEMENTS

6.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	December 31,
	2006	2005
Furniture and fixtures	$48,775	$7,548
Equipment	146,428	101,427
Leasehold improvements	-	9,300
Total property and equipment, at cost	195,203	118,275
Less accumulated depreciation and amortization	112,905	79,091
Property and equipment, net	$82,298	$39,184

7.   ACCOUNTS PAYABLE

Included in the accounts payable balances at December 31, 2006 and 2005 are $52,385 and $120,021, respectively, due to the former CEO of the Company, or an affiliate of such former officer, for transactions in the normal course of business. On April 21, 2006, the Company entered into a separation agreement, effective March 31, 2006, with such officer, whereby the Company agreed to pay $67,636 of the account payable balance immediately. The residual balance, $52,385, remained unpaid at December 31, 2006. Additionally, the December 31, 2006 accounts payable balance includes $312,000 due to the underwriter of the Company’s public offering of equity securities in November 2006 for a private placement fee incurred in connection with the May 3, 2006 conversion into equity securities of $2,400,000 in principal amount of senior secured notes as discussed in Note 9.

8.   ACCRUED EXPENSES

Accrued expenses consist of the following:
	December 31,
	2006	2005
Earned vacation compensation	$43,326	$48,574
Audit and tax services	37,000	38,000
Reserve for warranty	20,000	35,000
Operating lease payment differential	90,383	-
Other	10,000	20,000
Total accrued expenses	$200,709	$141,574

9.   SECURITYHOLDER DEBT AND EQUITY CONVERSION AND EXCHANGE

On February 9, 2006, the Company entered into a Securityholder Debt and Equity Conversion and Exchange Agreement (the "Exchange Agreement") with holders of (1) $1,401,000 in principal amount of convertible notes and $1,538,234 in principal amount of demand notes, (2) holders of 133,732 shares of Series A preferred stock and (3) existing warrantholders to provide for the terms of the debt conversion, preferred conversion and warrant exchange. The Exchange Agreement was effective upon the receipt by the Company of an aggregate investment of at least two million dollars in gross proceeds of senior secured notes. Under the terms of the Exchange Agreement: (1) the holders of convertible and demand notes received 1,544,865 shares of common stock and exchange warrants to purchase 1,480,849 shares of common stock at exercise prices ranging from $0.80 to $7.50 per share upon conversion of their notes and any warrants issued in conjunction therewith, and the Company’s former CEO received a contingent promissory note in the principal amount of $237,381; (2) the holders of Series A preferred stock received 160,479 shares of common stock upon conversion of their Series A preferred stock; and (3) the holders of other existing warrants received exchange warrants to purchase 41,063 shares of common stock at an exercise price of $7.50 per warrant. On April 27, 2006, the conditions for the closing of the Exchange Agreement having been met, the Company effected the conversion and exchange. As a result of the closing of the Exchange Agreement, the Company recorded a one-time net gain of $402,298. The net gain was comprised of the following:

LIGHTSPACE CORPORATION
NOTES TO FINANCIAL STATEMENTS

9.   SECURITYHOLDER DEBT AND EQUITY CONVERSION AND EXCHANGE (continued)

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

(b) To effect the conversion of the demand notes, the Company negotiated conversion rates of $0.85 to $3.00 with the noteholders, resulting in the issuance of 868,532 shares of common stock. Upon conversion, the Company recorded a one-time gain of $890,765, representing the difference between the principal and accrued interest due on the notes, $1,585,591, and the fair value of the shares issued to effect the conversion, $694,825 (868,532 shares at $0.80 per share). Under the fair value computation method utilizing a 4.89% risk-free interest rate assumption, 59% volatility factor and an expected life of three years, a value of $137,045 was assigned to the 1,011,063 warrants to purchase 1,011,063 shares of common stock at exercise prices that range from $1.00 to $7.50 per warrant issued in connection with this part of the conversion. This assigned fair value of the warrants was charged to operations as debt conversion expense and as an increase to additional paid-in-capital;

(c) To effect the conversion of the Series A preferred stock, the Company modified the conversion ratio from .4 shares of common stock to 1.2 shares of common stock for each share of Series A preferred stock held. This modification resulted in the issuance of an additional 106,986 shares of common stock. Upon conversion, the fair value of these additional shares, $85,589 (106,986 shares at $0.80 per share), was charged to operations as conversion expense and as an increase to additional paid-in-capital; and

(d) In connection with the issuance of the $237,381 contingent promissory note to the former CEO, the Company issued to such former officer, 361,252 five-year warrants to purchase 361,252 shares of common stock at an exercise price of $0.80 per warrant. The fair value of the warrants at April 27, 2006 was determined to be $125,896 under the fair value computation method utilizing a 4.89% risk free interest rate assumption, 59% volatility factor and an expected life of three years. The $125,896 has been classified as deferred financing costs, chargeable to operations as additional interest expense over three years, and as an increase to additional paid-in-capital.

The Company and the senior secured noteholders agreed, effective May 3, 2006, to convert $2,400,000 of senior secured note principal and $88,471 of accrued interest, at a conversion price of $6.40 per unit, into 388,821 units plus fractional shares and warrants. Each unit consisted of (1) eight shares of common stock, (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise of $1.25 per warrant: and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. The Company issued to the senior secured noteholders 3,110,585 shares of common stock, 3,110,585 warrants to purchase a total of 3,110,585 shares of common stock at an exercise price of $1.00 per warrant, 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.25 per warrant, and 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.63 per warrant.

10.  FILING WITH THE SECURITIES AND EXCHANGE COMMISSION

The Company filed a Registration Statement on Form S-1, and amendments thereto, with the Securities and Exchange Commission to register for sale a minimum of 450,000 units, on a best efforts all or none basis, and an additional 150,000 units on a best efforts basis, for a maximum of 600,000 units at a price per unit of $6.40. Each unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant.

LIGHTSPACE CORPORATION
NOTES TO FINANCIAL STATEMENTS

10.  FILING WITH THE SECURITIES AND EXCHANGE COMMISSION (continued)

The Registration Statement was declared effective by the Securities and Exchange Commission on October 4, 2006. On November 2, 2006 the Company closed the offering period for its securities. The Company sold 600,000 units, the maximum allowed, at an offering price of $6.40 per unit, resulting in aggregate proceeds to the Company of $3,840,000. After repayment of principal and interest due on senior notes in the approximate amount of $1,409,000 and expenses of the offering of approximately $468,000, the net proceeds to the Company were $1,963,000. In connection with the sale of the units, the Company issued, as compensation to the underwriter, a warrant to purchase 102,000 units at an exercise price of $7.68 per unit. Each underwriter unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant.

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

Issued and outstanding shares of the Company’s common stock at November 2, 2006 increased to 10,593,111 from 5,793,111 at September 30, 2006 and 977,182 at December 31, 2005. Additionally, issued and outstanding common stock warrants at November 2, 2006 were 15,427,789, exercisable at prices that range from $0.80 to $7.50.

11.  NOTES PAYABLE

Notes payable consists of the following:

	Range of	December 31,
	Interest Rates	2006	2005

Stockholders' convertible notes	10.0%	$-	$966,000
Other convertible notes	12.0%	-	435,000
Stockholders' demand notes	4.0%-10.0%	-	693,392
Other demand notes	10.0%	-	844,842
Secured and guaranteed note	8.0%	-	250,000
Senior secured notes	8.0%	-	1,450,000
Contingent promissory note	8.0%	237,381
Total notes outstanding		$237,381	$4,639,234

On February 9, 2006, the Company entered into the Exchange Agreement with holders of (1) $1,401,000 in principal amount of convertible notes and $1,538,234 in principal amount of demand notes, (2) holders of 133,732 shares of Series A preferred stock and (3) existing warrantholders to provide for the terms of the debt conversion, preferred conversion and warrant exchange. The Exchange Agreement was effective upon the receipt by the Company of an aggregate investment of at least two million dollars in gross proceeds of senior secured notes. On April 27, 2006, the conditions for the closing of the Exchange Agreement having been met, the Company effected the conversion and exchange. Effective May 3, 2006, the senior secured noteholders agreed to convert $2,488,471 of senior secured note principal and interest into equity securities of the Company. See Note 9 for a discussion and explanation of the conversion and exchange adjustments.

LIGHTSPACE CORPORATION
NOTES TO FINANCIAL STATEMENTS

11.  NOTES PAYABLE (continued)

Stockholders’ convertible notes
On April 10, 2004, in contemplation of an offering of equity securities, the Company issued unsecured demand convertible notes in the amount of $100,000 and $500,000 to the former CEO and to a stockholder of the Company, respectively. The notes were initially due the earlier of: (1) November 10, 2004; (2) consummation of an equity funding in the gross proceeds of at least three million dollars; or (3) consummation of a reorganization or merger wherein the Company’s existing shareholders do not hold at least 50% of the post transaction voting power. The notes bore interest at 10% per annum and were convertible, including accrued interest thereon, after November 10, 2004 at the option of the holder into the common stock of the Company at $7.50 per share. The Company also issued to the noteholders 40,975 three-year warrants to purchase 40,975 shares of Series A preferred stock at an exercise price of $10.25 per warrant. The warrants were subject to adjustment for stock splits, subdivisions of Series A preferred stock and change in the conversion rate of Series A preferred stock. As discussed in Note 9 hereto, the notes and warrants were converted pursuant to the Exchange Agreement.

On June 8 and 23, 2005, in contemplation of a private placement of debt or equity securities, the Company issued unsecured term convertible bridge notes in the amount of $330,000 and $36,000 to a stockholder of the Company. The notes bore interest at 10% per annum. The $330,000 note was due on or at any time after June 8, 2006 and the $36,000 note was due on or at any time after July 7, 2005. The notes and accrued interest thereon were convertible, at the option of the holder, into the next debt or equity issuance of the Company prior to April 8, 2006 at the same terms and conditions of that issuance. The $330,000 note contained a late payment provision in that if the note is not repaid according to its terms, the Company will be obliged to issue to the noteholder 44,000 five-year warrants to acquire 44,000 shares of common stock at an exercise price of $7.50 per warrant. This penalty was repeatable for every three-month period that the notes remain unpaid. The Company also issued to the noteholder 42,000 five-year warrants to purchase 42,000 shares of the common stock of the Company at an exercise price of $12.50 per warrant. In the event of a stock split of the Company’s common stock, the warrants were to be adjusted proportionately. As discussed in Note 9 hereto, the notes and warrants were converted pursuant to the Exchange Agreement.

Other convertible notes
In November and December of 2004 and in January 2005, in contemplation of an offering of equity securities, the Company issued unsecured term convertible bridge notes in the aggregate amount of $435,000 to ten investors. The notes bore interest at 12% and had an original maturity date the earlier of May 30, 2005 or the date that the Company that consummated a public or private debt or equity offering or restructuring transaction with gross proceeds of at least $2,500,000. By mutual agreement between the Company and the noteholders, the maturity date of the notes was extended to the Company’s next sale of equity securities. The notes and accrued interest thereon were convertible, at the option of the holder, into the common stock of the Company at a base price of $17.25 per share, subject to adjustments for anti-dilution provisions. The noteholders had unlimited piggyback registration rights; however, upon signing the Exchange Agreement (see Note 10), the anti-dilution provisions and registration rights were cancelled. The Company also issued to the noteholders and to a financial service firm 16,876 five-year warrants to purchase 16,876 shares of the common stock of the Company at an exercise price of $15.00 per warrant. In the event of a stock split of the Company’s common stock, the warrants were to be adjusted proportionately. As discussed in Note 9 hereto, the notes and warrants were converted pursuant to the Exchange Agreement.

Stockholders’ demand notes and other demand notes
The weighted average interest rate of stockholders’ notes at December 31, 2005 was 8.95%.

At various dates in 2005, the former CEO of the Company, with the consent of the Company, assigned $568,945 in principal amount of secured and unsecured demand notes due to such officer by the Company to others in satisfaction of obligations owed by the officer. The terms of the Company’s obligations remained unchanged. At December 31, 2005 the principal balances transferred have been classified as other notes outstanding. Included in stockholders’ convertible notes and stockholders’ notes at December 31, 2005 is $584,636 due to this former officer of the Company. As discussed in Note 9 hereto, the stockholders’ notes and other notes were converted pursuant to the Exchange Agreement.

LIGHTSPACE CORPORATION
NOTES TO FINANCIAL STATEMENTS

11.  NOTES PAYABLE (continued)

On June 15, 2005, a stockholder converted $90,000 of unsecured demand notes, at an agreed upon conversion rate of $7.50 per share, into 12,000 shares of the Company’s common stock.

Secured and guaranteed note
On June 17, 2005, the Company issued a secured and guaranteed note in the amount of $250,000 to an unaffiliated investor. The note bore interest at 8% and had an original maturity date of September 17, 2005. The payment of the principal and interest due on the note was guaranteed by the pledge of the Company’s founders’ common stock. The note and accrued interest thereon were convertible, at the option of the holder, into the common stock of the Company at terms to be determined in the Company’s next sale of equity securities. On November 15, 2005, this note and the accrued interest thereon were transferred under and included in the security agreement that covers the senior secured notes.

Senior secured notes
On September 6, 2005, the Company commenced borrowing on a short-term basis from a group of new investors. The senior secured notes (bridge notes) issued under the security agreement bore interest at 8% and had an original maturity date of October 15, 2005. The bridge notes were collateralized by substantially all of the Company’s assets. The security agreement was subsequently amended to: (1) extend the maturity date to September 29, 2006; (2) transfer the $250,000 secured and guaranteed note under the terms of this agreement; and (3) provide for additional borrowing. Funds drawn down under the security agreement were subject to the Company’s ability to achieve defined objectives and other conditions. The bridge notes provided that the amounts borrowed thereunder, including accrued interest, would be converted at the same terms and conditions included in the Company’s next significant sale of equity securities. Concurrent with the signing of the security agreement, all existing Company secured note holders agreed to subordinate their security position to the notes issued under the security agreement.

The $250,000 secured and guaranteed note, including interest thereon, and $2,150,000 in principal amount of senior secured notes, including interest thereon, were converted into the Company’s common stock and common stock warrants on May 3, 2006, as described in Note 9.

Contingent promissory note
In connection with the securityholder debt and equity conversion on April 27, 2006, $237,381 in principal amount of existing notes held by the former CEO were converted into a $237,381 contingent promissory note. This note bears interest at an annual rate of 8% and is payable only if the Company achieves two consecutive quarters of positive EBITDA (i.e., earnings before interest, taxes, depreciation and amortization), aggregating at least $1,000,000, or the Company raises in a registered public offering of equity cash proceeds of at least $10 million prior to December 31, 2008. If those conditions are not met by December 31, 2008, or the former CEO is found to be in breach of the terms of the severance agreement prior to such date, the note will not be payable. In addition, Lightspace issued to the former CEO warrants to purchase 361,252 shares of common stock at an exercise price of $0.80 per share. The warrants expire in five years, unless the terms for the payment of the contingent promissory note are not met, in such case, the warrants expire on March 31, 2009.

12.  PREFERRED STOCK

At December 31, 2005, the Company had authorized 1,000,000 shares of $0.0001 par value of preferred stock, of which 133,732 shares were issued and designated as Series A convertible preferred stock (“Series A preferred stock”). On April 27, 2006, the conditions for the closing of the Exchange Agreement having been met, the 133,732 shares of issued and outstanding Series A preferred stock were converted into a negotiated 160,479 shares of the Company’s common stock (see Note 9). The 133,732 shares of Series A preferred stock have been cancelled and the authority to issue further classes of preferred stock has been rescinded.

In December of 2003, the Company issued to one individual 100,000 shares of Series A preferred stock at a price of $10.25 per share for aggregate proceeds of $1,025,000. During the third and fourth quarters of 2004, the Company issued an additional 33,732 shares of Series A preferred stock to four individuals at a price of $10.25 per share for aggregate proceeds of $345,754.

LIGHTSPACE CORPORATION
NOTES TO FINANCIAL STATEMENTS

12.  PREFERRED STOCK (continued)

A share of Series A preferred stock had been convertible into four-tenths of a share of the Company’s common stock at any time at the option of the holder and did not accrue dividends unless dividends are declared on common stock. Series A had four-tenths vote per share and voted with common stock on an “as if” converted basis on all matters requiring the vote of stockholders. Series A had the pre-emptive right to participate in any future issuance of Company equity securities up to its proportionate percentage of Company ownership prior to such new issuance of securities. In the event of any voluntary or involuntary liquidation, dissolution or other winding-up of the Company, the holders of Series A were entitled to receive, before any payment or distribution was made to common stockholders, an amount equal to $10.25 per share, or $1,370,754 in the aggregate.

13.  COMMON STOCK

On April 18, 2006 the stockholders' of the Company approved resolutions to increase the authorized shares of the Company's common stock to 30,000,000, and to effect a one for 2.5 reverse stock split of the Company's common stock effective with the closing of the Exchange Agreement, which occurred on April 27, 2006. The accompanying financial statements and notes thereto have been restated to reflect this one for 2.5 reverse stock split.

At December 31, 2006, the Company had authorized 30,000,000 shares of $0.0001 par value of common stock. At December 31, 2006 and 2005, the Company had issued and outstanding 10,593,111 and 977,182 shares of common stock, respectively.

The Company closed the initial public offering of its securities on November 2, 2006. The Company sold 600,000 units, the maximum allowed, at an offering price of $6.40 per unit, resulting in aggregate proceeds to the Company of $3,840,000. The sale of 600,000 units resulted in the issuance of: (1) 4,800,000 shares of common stock; (2) 816,000 warrants to purchase a total of 816,000 shares of common stock at an exercise price of $0.96 per warrant; (3) 5,616,000 warrants to purchase a total of 5,616,000 shares of common stock at an exercise price of $1.00 per warrant; (4) 1,404,000 warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.25 per warrant; and (5) 1,404,000 warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.63 per warrant.

On May 3, 2006, the Company and the senior secured noteholders agreed to convert $2,400,000 of senior secured note principal and $88,471 of accrued interest, at a conversion price of $6.40 per unit, into 388,821 units plus fractional shares and warrants. The 388,821 units plus fractional shares and warrants issued by the Company to the senior secured note holders comprised the following equity securities: (1) 3,110,585 shares of common stock; (2) 3,110,585 warrants to purchase a total of 3,110,585 shares of common stock at an exercise price of $1.00 per warrant; (3) 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.25 per warrant; and (4) and 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.63 per warrant.

As discussed in Note 9, on April 27, 2006, the Company closed the conversion and exchange under the Exchange Agreement. Under the terms of the Exchange Agreement: (1) the holders of convertible and demand notes received 1,544,865 shares of common stock and exchange warrants to purchase 1,480,849 shares of common stock at exercise prices ranging from $0.80 to $7.50 per share upon conversion of their notes and any warrants issued in conjunction therewith, and the Company’s former CEO received a contingent promissory note in the principal amount of $237,381; (2) the holders of Series A preferred stock received 160,479 shares of common stock upon conversion of their Series A preferred stock; and (3) the holders of other existing warrants received exchange warrants to purchase 41,063 shares of common stock at an exercise price of $7.50 per warrant.

On June 15, 2005, the Company issued 12,000 shares of common stock for the conversion of $90,000 of unsecured demand notes at an agreed upon conversion rate of $7.50 per share.

At December 31, 2006, the Company had reserved 17,600,091 shares of common stock for: (1) the exercise of issued and outstanding common stock warrants (15,427,789 shares); and (2) authorized common stock options (2,172,302 shares).

LIGHTSPACE CORPORATION
NOTES TO FINANCIAL STATEMENTS

14.  LOSS PER COMMON SHARE

Basic and diluted net losses per common share are calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are excluded from the calculation for all periods presented as their inclusion would be anti-dilutive. Dilutive securities consist of common stock options, common stock warrants, preferred stock warrants, preferred stock and convertible debt.

The following potentially dilutive securities were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2006	2005	2004
Common stock options	1,820,490	72,080	-
Common stock warrants	15,427,789	99,938	16,876
Preferred stock warrants	-	16,390	16,390
Convertible perferred stock	-	53,492	53,492
Convertible debt	-	341,200	115,000
Total	17,248,279	583,100	201,758

15.  STOCK OPTION BASED COMPENSATION

Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, addresses accounting for stock-based compensation arrangements, including stock options and shares issued to employees and directors under various stock-based compensation arrangements. This statement requires that the Company use the fair value method, rather than the intrinsic-value method, to determine compensation expense for all stock-based arrangements. Under the fair value method, stock-based compensation expense is determined at the measurement date, which is generally the date of grant, as the aggregate amount by which the expected future value of the equity security at the date of acquisition exceeds the exercise price to be paid. The resulting compensation expense, if any, is recognized for financial reporting over the term of vesting or performance. This statement was first effective for the Company on January 1, 2006 for all prospective stock option and share grants of stock-based compensation awards and modifications to all prior grants, and will have the effect of increasing the Company’s compensation costs recognized in operations from historical levels for all stock-based compensation awards and modifications of prior awards granted.

In June 2006, the Company’s stockholders and Board of Directors approved adoption of the 2006 Stock Incentive Plan (the “2006 Stock Plan”), pursuant to which up to 2,118,622 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. In 2006, under the 2006 Stock Plan, the Company granted to officers and key employees 1,836,810 options to purchase 1,836,810 shares of common stock at an exercise price of $0.80 per option. The options vest ratably over a three year period and expire in ten years. Under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, the Company determined the total stock-based compensation expense for these option grants was $483,000, utilizing the following assumptions: volatility - 57%; estimated option exercise period - 2 to 3 years; risk free interest rate - 5.14% to 5.17%; and expected total forfeitures related these option grant of 6.9%.

The provision for stock-based compensation for common stock options granted under the 2006 Stock Plan for the year ended December 31, 2006 was $80,492. The Company did not record a tax benefit related to the provision for stock-based compensation due to the Company’s net operating loss carryforwards; accordingly, the net loss for the year ended December 31, 2006 was increased by $80,492, and basic and diluted net losses per share were each increased by $0.02 per share for the year ended December 31, 2006. As of December 31, 2006, total unrecognized stock-based compensation expense related to the 2006 common stock option grants expected to be charged to operations over the next two and one-half years is estimated to approximate $403,000.

LIGHTSPACE CORPORATION
NOTES TO FINANCIAL STATEMENTS

15.  STOCK OPTION BASED COMPENSATION (continued)

For all periods prior to January 1, 2006, the Company accounted for stock-based compensation arrangements with employees and directors utilizing the intrinsic-value method. Under this method, stock-based compensation expense was determined at the measurement date, which again is generally the date of grant, as the aggregate amount by which the current market value of the equity security exceeds the exercise price to be paid. The resulting compensation expense, if any, was recognized for financial reporting over the term of vesting or performance. The Company has historically granted stock-based compensation awards to employees and directors at an exercise price equal to the current market value of the Company’s equity security at the date of grant. Accordingly, no compensation expense has been recognized or will be recognized in the financial statements for stock-based compensation arrangements with employees and directors for grants prior to January 1, 2006.

The following table summarizes the pro forma stock-based compensation expense and the related effect on reported results of operations for stock option grants to employees and directors for periods prior to January 1, 2006 that would have been recorded by the Company for the years ended December 31, 2006, 2005 and 2004 under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, if the Company had adopted early application thereof.

	Year Ended December 31,
	2006	2005	2004
Net loss as reported	$(2,708,420)	$(2,914,507)	$(4,104,377)
Pro forma stock option compensation	(7,523)	(8,903)	-
Pro forma net loss	$(2,715,943)	$(2,923,410)	$(4,104,377)

Basic and diluted net losses per share:
As reported	$(0.51)	$(3.00)	$(4.25)
Pro forma	$(0.51)	$(3.01)	$(4.25)

The fair value of stock options at the date of grant was determined under the Black-Scholes option pricing model. The assumptions utilized for the stock options granted prior to January 1, 2006 are as follows: volatility - 59%; estimated option exercise period - 2 to 3 years; risk free interest rate - 3.96%; and expected total forfeitures of 13.2%.

16.  STOCK INCENTIVE PLANS

In September 2005, the Company’s stockholders and Board of Directors approved the 2005 Stock Incentive Plan (the “2005 Stock Plan”). The 2005 Stock Plan provides that the Board of Directors may grant up to 72,080 incentive stock options and/or nonqualified stock options to directors, officers, key employees and consultants. The 2005 Stock Plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. For grants to an individual who own more than 10% of the outstanding common stock of the Company, the exercise price must be 110% of fair market value at the time of grant. Granted options expire in ten years or less from the date of grant and vest over a period not to exceed four years. At December 31, 2006, the Company has reserved 53,680 shares of common stock for options granted under the 2005 Stock Plan. Concurrent with the approval and adoption of the 2006 Stock Incentive Plan in June of 2006, no additional options can be issued under the 2005 Stock Plan.

In June 2006, the Company’s stockholders and Board of Directors approved adoption of the 2006 Stock Incentive Plan (the “2006 Stock Plan”), pursuant to which up to 2,118,622 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. The 2006 Stock Plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. For grants to an individual who own more than 10% of the outstanding common stock of the Company, the exercise price must be 110% of fair market value at the time of grant. Granted options expire in ten years or less from the date of grant and vest over a three year period. As of December 31, 2006, the Company has reserved 2,118,622 shares of common stock for options granted and available for grant under the 2006 Stock Plan.

LIGHTSPACE CORPORATION
NOTES TO FINANCIAL STATEMENTS

16.  STOCK INCENTIVE PLANS (continued)

For periods prior to November 2006, the Board of Directors established the exercise price at the date of grant of a stock option after considering an extensive range of factors. Such factors include, among others, the Company’s financial performance to date, the Company’s future prospects and opportunities and recent offering prices and sales of the Company’s common stock. Subsequent to October 2006, the Board of Directors has established the exercise price at the date of grant of a stock option by reference to the Company’s common stock trading value that day on the OTC Bulletin Board.

In September 2005, the Company granted under the 2005 Stock Plan options to purchase 72,080 shares of common stock to officers, a director, and key employees at an exercise price of $.83 per option, the fair market value of the Company’s common stock at that date. The 2005 options vest at stipulated dates over a period not to exceed four years and expire in ten years. From July 2006 through December 2006, the Company granted under the 2006 Stock Plan options to purchase 1,836,810 shares of common stock to officers and key employees at an exercise price of $.80 per option, the fair market value of the Company’s common stock at the dates of grant. The 2006 options vest at stipulated dates over a three year period and expire in ten years. Information with respect to stock options issued under the 2005 Stock Plan and the 2006 Stock Plan are as follows:
			Weighted
	Number of		Average
	Options	Exercise Price	Exercise Price
Outstanding options at January 1, 2005	-	$-	$-
Granted	72,080	0.83	0.83
Outstanding options at December 31, 2005	72,080	0.83	0.83
Granted	1,836,810	0.80	0.80
Cancelled	(88,400)	0.80 to 0.83	0.81
Outstanding options at December 31, 2006	1,820,490	$0.80 to 0.83	$0.80

Exerciseable options at December 31, 2005	24,685	$0.83	$0.83
Exerciseable options at December 31, 2006	85,654	$0.80 to 0.83	$0.81
Options available for grant at December 31, 2006	351,812
Weighted average fair value of 2006 granted options			$1.10

Information with respect to outstanding stock options under the 2005 Stock Plan and 2006 Stock Plan are as follows:

	Options Outstanding			Options Exerciseable
	Number of	Average Remaining	Weighted Average	Number of	Weighted Average
Exercise Price	Options	Contract Life (years)	Exercise Price	Options	Exercise Price
$0.80	1,766,810	9 1/2	$0.80	52,964	$0.80
0.83	53,680	8 3/4	0.83	32,690	0.83
$0.80 to 0.83	1,820,490	9 1/4	$0.80	85,654	$0.81

17.  STOCK WARRANTS

On April 27, 2006, the Company closed the February 9, 2006 Securityholder Debt and Equity Conversion and Exchange Agreement, (the Exchange Agreement). As a result, the 140,913 Series A preferred stock warrants and common stock warrants issued and outstanding as of December 31, 2005 were exchanged for 149,597 five-year common stock warrants to purchase 149,597 shares of common stock at and exercise price of $7.50 per warrant. See Note 9 for a discussion and explanation of the conversion and exchange.

LIGHTSPACE CORPORATION
NOTES TO FINANCIAL STATEMENTS

17.  STOCK WARRANTS (continued)

Issued and outstanding common stock warrants of the Company are as follows:

		Exercise	December 31,
Type of Warrant	Date Issued	Price	2006	2005
Series A preferred stock	April 10, 2004	$10.25	-	40,975

Common stock warrant	December 1, 2004	$15.00	-	16,876
Common stock warrant	June 8 and 23, 2005	$12.50	-	42,000
Common stock warrant	July 15, 2005	$7.50	-	23,462
Common stock warrant	September 1, 2005	$7.50	-	17,600
$.80 Exchange warrant	April 27, 2006	$0.80	361,252	-
$1.00 Exchange warrant	April 27, 2006	$1.00	276,370	-
$3.00 Exchange warrant	April 27, 2006	$3.00	649,892	-
$7.50 Exchange warrant	April 27, 2006	$7.50	234,398	-
$0.96 Unit warrant	November 2, 2006	$0.96	816,000	-
$1.00 Unit warrant	May 3 and November 2, 2006	$1.00	8,726,585	-
$1.25 Unit warrant	May 3 and November 2, 2006	$1.25	2,181,646	-
$1.63 Unit warrant	May 3 and November 2, 2006	$1.63	2,181,646	-
Total common stock warrants			15,427,789	99,938
Total warrants outstanding			15,427,789	140,913

On April 10, 2004 the Company issued unsecured demand convertible notes in the amount of $100,000 and $500,000 to an officer/stockholder and stockholder of the Company, respectively. The Company also issued to the note holders 40,975 three-year warrants to purchase a total of 40,975 shares of Series A convertible preferred stock at an exercise price of $10.25 per warrant. The fair value of the warrants at the date of grant was determined to be $30,731 under the minimum value computation method utilizing a 2.57% risk-free interest rate assumption and an expected life of three years. The $30,731 was charged to operations as a financing cost and as an increase to paid-in capital.

In November and December of 2004 and in January 2005 the Company issued unsecured term convertible bridge notes in the aggregate amount of $435,000 to ten investors. The Company also issued to the note holders and to a financial service firm 16,876 five-year warrants to purchase a total of 16,876 shares of the common stock of the Company at an exercise price of $15.00 per warrant. The fair value of the warrants at the date of grant was determined to be $40,926 under the minimum value computation method utilizing a 3.60% risk free interest rate assumption and an expected life of five years. The $40,926 was charged to operations as financing cost and as an increase to paid-in capital.

On June 8 and 23, 2005, the Company issued unsecured term convertible bridge notes in the amount of $330,000 and $36,000, respectively, to a stockholder of the Company. The Company also issued to the note holder 42,000 five-year warrants to purchase a total of 42,000 shares of the common stock of the Company at an exercise price of $12.50 per warrant. The fair value of the warrants at the date of grant was determined to be $88,200 under the minimum value computation method utilizing a 3.77% risk-free interest rate assumption and an expected life of five years. The $88,200 was charged to operations as a financing cost and as an increase to paid-in capital.

On July 15, 2005, the Company issued 23,462 five-year warrants to purchase a total of 23,462 shares of the common stock of the Company to two officers/directors of the Company in connection with their personal guarantees of Company debts. The common stock warrants had an exercise price of $7.50 per warrant. The fair value of the warrants at the date of grant was determined to be $31,089 under the minimum value computation method utilizing a 3.98% risk-free interest rate assumption and an expected life of five years. The $31,089 was charged to operations and as an increase to paid-in capital.

LIGHTSPACE CORPORATION
NOTES TO FINANCIAL STATEMENTS

17.  STOCK WARRANTS (continued)

On September 1, 2005, the Company issued 17,600 five-year warrants to purchase a total of 17,600 shares of the common stock of the Company to a noteholder/stockholder of the Company in connection with the extension of payment terms of a demand note. The common stock warrants had an exercise price of $7.50 per warrant. The fair value of the warrants at the date of grant was determined to be $23,760 under the minimum value computation method utilizing a 4.01% risk-free interest rate assumption and an expected life of five years. The $23,760 was charged to operations and as an increase to paid-in capital.

On April 27, 2006 in connection with the conversion and exchange under the Securityholder Debt and Equity Conversion and Exchange Agreement (see Note 9), the Company issued 1,160,660 warrants to purchase a total of 1,160,660 shares of common stock at exercise prices ranging from $1.00 to $7.50 per warrant. The warrants are exercisable at the option of the holder at any time up until April 30, 2011, at which date the warrants expire. In the event of a stock split of the Company’s common stock, the warrants will be adjusted proportionately. The fair value of the warrants at April 27, 2006 was determined to be $138,449 under the fair value computation method utilizing a 4.89% risk free interest rate assumption, 59% volatility factor and an expected life of three years. The $138,449 has been charged to operations as debt conversion expense and as an increase to additional paid-in-capital. Additionally, in connection with the securityholder debt and equity conversion, $237,381 in principal amount of existing notes held by the former CEO were converted into a $237,381 contingent promissory note and 361,252 warrants to purchase a total of 361,252 shares of common stock at an exercise price of $0.80 per share. The warrants expire on April 30, 2011, unless the terms for payment of the contingent promissory note are not met, in which case the warrants will expire on March 31, 2009. The fair value of the warrants at April 27, 2006 was determined to be $125,896 under the fair value computation method utilizing a 4.89% risk free interest rate assumption, 59% volatility factor and an expected life of three years. The $125,896 has been classified as deferred financing costs, chargeable to operations as additional interest expense over three years, and as an increase to additional paid-in-capital. The warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of shares of common stock.

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

On November 2, 2006 the Company closed the offering period for its initial public offering of equity securities. The Company sold 600,000 units, the maximum allowed, at an offering price of $6.40 per unit, resulting in aggregate proceeds to the Company of $3,840,000. In connection with the sale of the units, the Company issued, as compensation to the underwriter, a warrant to purchase 102,000 units at an exercise price of $7.68 per unit. Each underwriter unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant.

LIGHTSPACE CORPORATION
NOTES TO FINANCIAL STATEMENTS

17.  STOCK WARRANTS (continued)

The sale of 600,000 units resulted in the issuance of: (1) 4,800,000 shares of common stock; (2) 816,000 warrants to purchase a total of 816,000 shares of common stock at an exercise price of $0.96 per warrant (pursuant to the unit warrants issued to the underwriter); (3) 5,616,000 warrants to purchase a total of 5,616,000 shares of common stock at an exercise price of $1.00 per warrant; (4) 1,404,000 warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.25 per warrant; and (5) 1,404,000 warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.63 per warrant. The warrants, other than the underwriter’s warrants, are exercisable at the option of the holder at any time up until April 30, 2011, at which date the warrants expire. The underwriter’s warrants are exercisable at the option of the holder at any time up until November 2, 2011, at which date the warrants expire. In the event of a stock split of the Company’s common stock, the warrants will be adjusted proportionately. The warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of shares of common stock.

As of December 31, 2006 the weighted average exercise price of the common stock warrants outstanding was $1.30 and the common stock warrants have an average remaining life of approximately 4 1/3 years.

18.  INCOME TAXES

The Company has recorded no provisions or benefits for income taxes for any period presented due to the net operating losses incurred and the uncertainty as to the recovery of such net operating losses and other deferred tax assets as a reduction of possible future taxable income, if any. Deferred tax assets (liabilities) consist of the following:

	December 31,
	2006	2005

Operating loss carryforwards	$1,353,648	$2,673,650
Research and development tax credits	68,733	123,471
Inventory reserves	59,140	2,016
Deferred revenue	50,545	15,047
Accrued expenses	47,312	257,018
Stock option compensation	32,197	-
Depreciation methods	16	(2,787)
Total deferred tax asset	1,611,591	3,068,415
Valuation allowance	(1,611,591)	(3,068,415)
Net deferred tax asset	$-	$-

At December 31, 2006 and 2005, the Company had operating loss carryforwards of approximately $3,384,000 and $6,684,000, respectively, available to offset future taxable income for United States federal and state income tax purposes. At December 31, 2006, approximately $1,846,000 of the operating loss carryforwards were restricted as to yearly usage, as discussed hereafter. The United States federal tax operating loss carryforwards expire commencing in 2021 through 2027. The state tax operating loss carryforwards expire commencing in 2007 through 2011. Additionally, at December 31, 2006 the Company had research and development credit carryforwards of approximately $69,000 available to be used as a reduction of federal income taxes.

The deferred tax asset related to the operating loss carryforwards, tax credits and other items deductible against future taxable income was $1,611,591 and $3,068,415 at December 31, 2006 and 2005. The Company has provided a valuation allowance at those dates equal to the full amount of the deferred tax asset, and will continue to fully reserve the deferred tax asset until it can be ascertained that all or a portion of the asset will be realized.

LIGHTSPACE CORPORATION
NOTES TO FINANCIAL STATEMENTS

18.  INCOME TAXES (continued)

The Company’s ability to use the operating loss carryforwards and tax credit carryforwards to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986. These restrictions severely limit the future use of the loss carryforwards if certain ownership changes described in the code occur. The common stock ownership changes occurring as a result of the securityholder debt and equity conversion on April 27, 2006 and the conversion of senior secured notes on May 3, 2006 have resulted in reductions and in limitations in the use of the operating loss and tax credit carryforwards. The value of the operating loss carryforwards at the date of the ownership change, $6,313,000, was reduced to $1,846,000. Additionally, in future years, such reduced operating loss carryforwards of $1,846,000 can be used only to offset approximately $90,000 of taxable income per year, if any. The tax credit carryforwards at the date of the ownership change were similarly reduced and restricted. The Company may use operating losses and tax credits generated subsequent to the date of the ownership change without limitation. Therefore, in future years, the Company may be required to pay income taxes even though significant operating loss and tax credit carryforwards exist.

The following table reconciles the provision for taxes with the expected income tax obligation (recovery) by applying the United States federal statutory rate to the net loss.

	December 31,
	2006	2005	2004
Net loss	$(2,708,420)	$(2,914,507)	$(4,104,377)

Expected tax benefit at statutory rate	(920,863)	(990,932)	(1,395,488)
State tax, net of federal benefit	(162,505)	(174,870)	(246,263)
Tax credits	(32,657)	(36,471)	(80,143)
Non-deductible expenses or basis difference	698,358	60,402	31,851
Decrease in tax loss carryforwards, 50% ownership change	1,787,096	-	-
Decrease in tax credits carryforwards, 50% ownership change	87,395	-	-
Increase (decrease) in valuation allowance	(1,456,824)	1,141,871	1,690,043
Provision for income taxes	$-	$-	$-

19.  CONCENTRATION OF CREDIT RISK

The Company had 10 different customers that comprised more than 10% of product sales through the three years ended December 31, 2006. In the year ended December 31, 2006, two customers accounted for $367,851, or approximately 47% of total product sales. In each of the years ended December 31, 2005 and 2004, the Company had four different customers that accounted for $668,782, or approximately 68%, and $346,318, or approximately 91%, respectively of total product sales. The Company believes this is more a result of the low number of sales and the large dollar values of certain sales and is expected at this point of the company’s operating history.

The Company is a co-employer of its employees with a professional employer organization and is dependant upon that organization to process all transactions related to payroll, payroll taxes and fringe benefits.

20.  COMMITMENTS

Effective May 1, 2006, the Company entered into a five-year lease for approximately 16,000 square feet to be used for office and manufacturing operations. The terms of this new lease provide for average annual base rental payments of approximately $293,500 per year, plus an allocated percentage of the increase in the building operating costs over a defined base year operating costs.

At December 31, 2006, the Company leased its facilities and certain equipment under non-cancelable operating leases expiring through May 2011. At December 31, 2006 future minimum annual non-cancelable operating lease commitments were as follows: 2007, $275,000; 2008, $320,000; 2009, $338,000; 2010, $346,000; and 2011, $144,000. Rent expense was $364,875, $329,754, and $276,468 for the years ended December 31, 2006, 2005 and 2004, respectively.

LIGHTSPACE CORPORATION
NOTES TO FINANCIAL STATEMENTS

21.  RELATED PARTY TRANSACTIONS

On April 21, 2006, the Company entered into a severance agreement with the former Chief Executive Officer, pursuant to which he resigned as an officer, director and employee of Lightspace effective March 31, 2006. Under the agreement, the former CEO was paid accrued wages and vacation pay, reimbursed for recorded expenses incurred on behalf of Lightspace aggregating $47,636, paid $10,000 as severance, and paid a non-refundable $20,000 as advance payment for 100 hours of consulting work. The Company recorded all liabilities to the former CEO as of March 31, 2006. Additionally, the Company agreed to pay $20,000 against an existing accounts payable balance of $72,835 due to Immersive Promotions, an affiliate of the former CEO. At December 31, 2006, the remaining balance due to Immersive Promotions is $52,835.

In the June 2005 quarter, the Company entered into a series of transactions with Immersive Promotions, wherein Lightspace sold to Immersive Promotions 315 interactive tiles and other systems components for $219,718. Immersive Promotions was established as a rental and events company with the former CEO as a significant investor. Lightspace had previously determined that due to limited capital, business objectives, and the potential of conflict with current rental and promotional customers, Lightspace would not directly engage in the retail business segment of events and promotions. The transactions with Immersive Promotions were completed by a cash payment from Immersive for $110,000 and the transfer to Immersive Promotion and cancellation of $109,718 in principal amount of demand notes due to the former CEO.

Immersive Promotions’ first possible promotional event was several months in the future. In the interim the Company had several potential customers, but had exhausted the available inventory of interactive tiles. Immersive Promotions agreed with the Company to cancel and to unwind the sale and to return the unused 315 interactive tiles and other systems components. The Company paid back to Immersive Promotions $147,333, leaving the above balance due to Immersive Promotions of $72,385.

22.  SEGMENT INFORMATION

The Company conducts its operations and manages its business in one segment, the manufacture of hardware and development of software for interactive lighting entertainment. Revenues, denominated in U.S. dollars, by geographical region are as follows:

	Year Ended December 31,
	2006	2005	2004
United States	$567,827	$748,800	$380,521
Asia	141,851	114,675	-
Europe	89,423	-	-
Canada	49,100	121,750	-
South America	-	21,253	-
Australia	-	19,128	-
Total	$848,201	$1,025,606	$380,521

LIGHTSPACE CORPORATION
NOTES TO FINANCIAL STATEMENTS

23.  OTHER FINANCIAL ANALYSIS AND INFORMATION

Advertising Expenditures
Advertising costs are expensed as incurred and are included in sales and marketing operating expenses. Advertising costs in the year ended December 31, 2006 were $35,264. In years prior to 2006, advertising costs were not significant.

Allowance for Uncollectible Accounts Receivable
An allowance for uncollectible accounts receivable is established by a charge to sales and marketing operating expenses, when in the opinion of the Company, it is probable that the amount due to the Company will not be collected. Summarized activity with respect to the allowance for uncollectible accounts receivable is as follows:

	Year Ended December 31,
	2006	2005	2004
Balance at beginning of year	$-	-	-
Provision for losses	10,000	-	-
Receivables charged against reserve	-	-	-
Balance at end of year	$10,000	-	-

Inventory Reserve
A reserve for obsolete and slow moving inventory is established by a charge to product cost, when in the opinion of the Company, engineering design changes, the introduction of new products or forecasted selling prices have reduced the net realizable value of such inventory below cost. Summarized activity with respect to the inventory reserve is as follows:

	Year Ended December 31,
	2006	2005	2004
Balance at beginning of year	$38,295	$-	-
Provision for losses	196,371	38,295	-
Inventory charged against reserve	(92,015)	-	-
Balance at end of year	$142,651	$38,295	-

Warranty Reserve
The Company’s products are warranted against manufacturing defects for twelve months following the sale. Reserves for potential warranty claims are provided at the time of revenue recognition by a charge to product cost, and are based on several factors including historical claims experience, current sales levels and the Company’s estimate of repair costs. Summarized activity with respect to the warranty reserve is as follows:

	Year Ended December 31,
	2006	2005	2004
Balance at beginning of year	$35,000	$10,000	$-
Provision for warranty repairs	(4,890)	25,000	10,000
Warranty labor and materials	(10,110)	-	-
Balance at end of year	$20,000	$35,000	$10,000

LIGHTSPACE CORPORATION
NOTES TO FINANCIAL STATEMENTS

24.  QUARTERLY INFORMATION (unaudited)

The following selected unaudited quarterly information has been derived from the Company’s financial statements as of the date specified and should be read in conjunction with the Company’s full-year financial statements.

	2006 Quarter Ended
	March	June	September	December

Revenue	$35,564	$192,938	$198,335	$421,364

Gross margin	(51,657)	(69,245)	(30,312)	129,333

Operating expenses	711,166	730,755	603,388	762,079

Gain on conversions (see comment below)	-	402,298	-	-

Interest expense - net	150,969	74,859	40,562	15,059

Net loss (see comment below)	(913,792)	(472,561)	(674,262)	(647,805)

Basic and diluted net loss per share	$(0.94)	$(0.11)	$(0.12)	$(0.06)

	2005 Quarter Ended
	March	June	September	December

Revenue	$632,402	$150,963	$183,070	$59,171

Gross margin	230,746	(62,558)	56,158	(23,548)

Operating expenses	667,423	539,175	553,658	803,190

Interest expense - net	107,817	204,212	118,716	121,114

Net loss	(544,494)	(805,945)	(616,216)	(947,852)

Basic and diluted net loss per share	$(0.56)	$(0.84)	$(0.63)	$(0.97)

	2004 Quarter Ended
	March	June	September	December

Revenue	$111,830	$26,608	$208,908	$33,175

Gross margin	(65,423)	(137,116)	80,898	(161,279)

Operating expenses	565,510	1,306,839	879,803	840,719

Interest expense - net	(528)	50,831	40,981	137,302

Net loss	(630,405)	(1,494,786)	(839,886)	(1,139,300)

Basic and diluted net loss per share	$(0.65)	$(1.55)	$(0.88)	$(1.18)

The quarter ended June 30, 2006 was impacted by a one-time net gain of $402,298 in connection with the closing of the Securityholder Debt and Equity Conversion and Exchange Agreement on April 27, 2006. As a result of this transaction, and the conversion of $2,488,471 of senior secured note principal and accrued interest into common stock and warrants on May 3, 2006, all as described in Note 9, issued and outstanding shares of common stock at June 30, 2006 increased to 5,793,111 from 977,182 at March 31, 2006. The increased number of shares of common stock outstanding had the affect of reducing the net loss per share. Similarly, the December 2006 quarter’s net loss per share was reduced by the issuance of 4,800,000 shares of common stock on November 2, 2006 in connection with the closing of the Company’s initial public offering of equity securities.

Per share results for the aggregate of the four quarters may differ from full-year results, as separate computations of the weighted average number of shares outstanding are made for each quarter and for the full year.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act, Rules (13a-15(e) and 15d-15(e)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Officers of the Registrant

The following table shows the names and ages of our director, executive officers and key employees and the positions they hold. Our bylaws provide that directors may be elected at our annual stockholders meeting, at a special stockholders meeting called for such purpose, or in the event of a vacancy by the majority vote of the remaining directors and hold office until the next annual stockholders meeting and until their successors are elected and qualified. Our bylaws provide that the Board of Directors shall consist of such number of members as the Board may determine from time to time, but not less than one and not more than thirteen. Our Board of Directors currently consists of one individual, Gary Florindo, who is also our Chief Executive Officer. Executive officers and officers are selected by the Board of Directors and serve at its discretion.

Name	Age	Position with Lightspace
Gary Florindo	30	Chief Executive Officer and Sole Director

Chris Cantone	35	Senior Vice President of Sales & Marketing

Brian Batease	43	Vice President of Manufacturing & Operations

Tim Brown	37	Vice President of International Development

Gary Florindo was appointed our Chief Executive Officer on March 31, 2006. He previously served as our Vice President of Sales since May 2004 and on our board of directors since July 2005. Mr. Florindo has over ten years experience in sales and business development, primarily in computer software and hardware, networking, professional services and infrastructure management. Prior to joining Lightspace, Mr. Florindo was a Senior Account Executive with Fiberlink Communications, Inc. from 2002 to 2003, and with Cable & Wireless PLC from 2003 to 2004. From 2001 to 2002, Mr., Florindo was a national account manager for Digex, Inc., and was the Director of Web Hosting Sales with PSINet, Inc. from 1998-2001. Mr. Florindo attended Salve Regina University in Newport, Rhode Island, where he studied business administration and computer science.

Chris Cantone joined Lightspace as Senior Vice President of Sales and Marketing in July 2006. Mr. Cantone has more than 12 years lighting experience in sales, product development and management. From 1995 until joining Lightspace, Mr. Cantone was with Color Kinetics, a world leader in solid-state lighting. Most recently, Mr. Cantone was Senior Product Manager, where his responsibilities were to gauge market trends and develop and manage new products and programs. Prior to that, Mr. Cantone was Director of Sales for the Northeast, with responsibility for the company’s sales, partnerships and relationships with the design community and end users. Mr. Cantone holds a Bachelor of Science in Electrical Engineering from Wentworth Institute of Technology.

Brian Batease has served as our Vice President of Manufacturing and Operations since November 2006. Mr. Batease has over twenty years experience in manufacturing processes and operations. Prior to joining Lightspace, Mr. Batease was Chief Operations Officer with True To Form Lighting from 2004 to 2006, where he was responsible for inventory management and factory operations. From 2002 to 2004 Mr. Batease was Head of Manufacturing at City Theatrical, Inc. where he was responsible for inventory processes and management. From 1997 to 2002, Mr. Batease was Vice President of Manufacturing with Electronic Theatre Controls.

Tim Brown has served as our Vice President of International Business Development since May 2004. Mr. Brown has over 15 years of management, business development, sales and marketing experience within e-commerce, consumer products, Internet and entertainment industries. Prior to joining Lightspace, Mr. Brown was Vice President of Sales and Marketing with Orbit Communications from 2003 to 2004, a leading e-commerce and internet services company. From 2000 to 2002, Mr. Brown held the position of Vice President, Business Development, Sales and Marketing for Dot Click Corporation, a startup company and leading online personalization and data mining service for entertainment, consumer product and retail industries. Mr. Brown attended Staffs College where he studied English and History.

Meetings of the Board of Directors

Our Board of Directors met in person two times and acted by unanimous written consent six times during the year ended December 31, 2006. Through March 30, 2006, our Board of Directors consisted of Mr. Gary Florindo, Vice President of Sales and Marketing, and our former Chief Executive Officer. Effective March 31, 2006, our former Chief Executive Officer resigned all positions with Lightspace, and Mr. Florindo was elected sole director by a vote of our stockholders and appointed Chief Executive Officer. During the year ended December 31, 2006, each of our directors attended at least 75% of the aggregate of the total number of meetings of the Board of Directors during that period of time such person was a director.

Independent Directors and Board of Directors’ Committees

Our present Board of Directors is comprised solely of Mr. Florindo, who is also our Chief Executive Officer, and therefore, not deemed to be an independent director. As we increase the membership of our Board of Directors, we will add independent directors, and establish and adopt written charters for specific Board of Directors’ Committees, as appropriate, to assist in corporate governance.

Policy Regarding Board Attendance

Our directors are expected to attend meetings of the Board and meetings of committees on which they serve. Our directors are expected to spend the time needed at each meeting and to meet as frequently as necessary to properly discharge their responsibilities. We encourage members of our Board of Directors to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

Compensation of Directors

Directors who are employees of Lightspace do not receive and will not receive any separate compensation for serving in the additional capacity as directors. When we increase the membership of our Board of Directors with qualified non-management directors, we will establish an appropriate compensation plan for such directors.

Communications with our Board of Directors

We have established the following process for stockholders and other interested parties to communicate directly with our Board of Directors. Persons wishing to communicate with our Board should send correspondence to: The Board of Directors, Attn: Assistant Secretary, Lightspace Corporation, 529 Main Street, Suite 330, Boston, Massachusetts 02129. The Assistant Secretary will relay that correspondence to the Board. Historically, we have received a low volume of communications from our stockholders. If the volume of communications increases such that this process becomes burdensome, our Board of Directors may elect to adopt screening procedures.

Director Liability and Indemnification

Under Delaware law and our by-laws, we are required to indemnify our officers, directors, employees and agents in certain situations. As permitted by Delaware statutes, our certificate of incorporation eliminates in certain circumstances the monetary liability of our directors for a breach of their fiduciary duties. These provisions do not eliminate a director’s liability for:

•	Any breach of the director’s duty of loyalty to the corporation or its stockholders;
•	Acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law
Under Section 174 of Title 8 of the Delaware code; and
•	Any transaction from which the director derived an improper personal benefit.

As to indemnification for liabilities arising under the Securities Act for directors, officers or persons controlling Lightspace, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy and therefore unenforceable.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our directors and employees, including our chief executive officer, chief financial officer and other officers. Our Code of Ethics includes provisions covering conflicts of interest, the reporting of illegal or unethical behavior, business gifts and entertainment, compliance with laws and regulations, insider trading practices, antitrust laws, bribes or kickbacks, corporate record keeping, and corporate accounting and disclosure. The Code of Ethics is available at the Investor Relations section of our Web site at www.Lightspacecorp.com.

Item 11. Executive Compensation

The following table sets forth the total compensation for the years ended December 31, 2006, 2005 and 2004 paid or awarded to our two elected executive officers, our Chief Executive Officer and our Chief Financial Officer. Certain columns as required by the regulations of the Securities and Exchange Commission have been omitted as no information was required to be disclosed under those columns.

				Stock		Other
Name and Principal Position	Year	Salary		Options		Compensation		Total
Gary Florindo
CEO and Director	2006	$120,791	(1)	$20,480	(1)			$141,271
VP Sales and Director	2005	103,788						103,788
Vice President Sales	2004	-	(2)					-

James C. Louney (3)
CFO	2006	83,079	(3)	15,360	(3)			98,439

Andrew Kennedy Lang
Former CEO and Director	2006	84,250	(4)			$30,000	(4)	114,250
	2005	94,164						94,164
	2004	69,737						69,737

(1) Effective March 31, 2006, our former Chief Executive Officer resigned all positions with Lightspace, and Mr. Florindo was elected sole director by a vote of our stockholders and appointed Chief Executive Officer. Upon his appointment as Chief Executive Officer, Mr. Florindo’s annual salary was established at $125,000 per year. Mr. Florindo, as a member of management, does not receive any compensation for serving as a director.

On July 4, 2006, we issued 423,724 options to purchase 423,724 shares of common stock at an exercise price of $0.80 per option to Mr. Florindo pursuant to our 2006 Stock Incentive Plan. The options vest over a three year period and expired in ten years. No options under this grant were vested at December 31, 2006. The fair value of this award at the date of grant was determined to be $122,880 under the Black-Scholes option pricing model (see Note 15 to our financial statements included herein for the assumptions used to calculate the fair value). For the year ended December 31, 2006, we recognized $20,480 of the fair value of this award as compensation expense in our statement of operations.

On September 30, 2006, we issued 14,370 options to purchase 14,370 shares of common stock at an exercise price of $0.83 per option to Mr. Florindo pursuant to our 2005 Stock Incentive Plan. The options vest over a three year period and expired in ten years. 12,795 options under this grant were vested at December 31, 2006.

(2) Mr. Florindo commenced his employment with us as Vice President Sales in May 2004 and received less than $100,000 in salary in calendar year 2004.

(3) From October 4, 2005 to May 7, 2006, Mr. Louney had been our Vice President and Chief Financial Officer through a contract with AccountAbility Outsourcing, Inc., a financial management firm. On May 8, 2006, Mr. Louney accepted a position with us as Vice President, Chief Financial Officer and Assistant Secretary. Upon employment with us in May of 2006, Mr. Louney’s annual salary was established at $125,000 per year. On February 15, 2007, Mr. Louney resigned as an officer and employee of Lightspace. Mr. Louney agreed to provide transitional and financial accounting assistance to us through an approximate thirty day consulting agreement.

On July 4, 2006, we issued 317,793 options to purchase 317,793 shares of common stock at an exercise price of $0.80 per option to Mr. Louney pursuant to our 2006 Stock Incentive Plan. The options vest over a three year period and expired in ten years. No options under this grant were vested at February 15, 2007. Upon his resignation Mr. Louney forfeited all options. The fair value of this award at the date of grant was determined to be $92,160 under the Black-Scholes option pricing model (see Note 15 to our financial statements included herein for the assumptions used to calculate the fair value). For the year ended December 31, 2006, we recognized $15,360 of the fair value of this award as compensation expense in our statement of operations.

(4) On April 21, 2006, we entered into a severance agreement with Andrew Kennedy Lang, a stockholder, a former director and our former Chief Executive Officer, pursuant to which he resigned as an officer, director and employee of Lightspace as of March 31, 2006. Under the agreement, we (i) paid him his accrued wages and vacation pay, (ii) reimbursed him for recorded expenses incurred on behalf of Lightspace aggregating $47,636, (iii) paid him $10,000 as severance and (iv) paid him $20,000 as advance payment for 100 hours of consulting work. We also paid $20,000 against an existing accounts payable balance of $72,385 due to his affiliate, Immersive Productions, and agreed to use our best efforts to pay the $52,385 balance due to Immersive Productions by December 31, 2006. The $52,385 balance due Immersive Productions remains outstanding at December 31, 2006, and is included in our accounts payable balance at that date.

We issued warrants to purchase 5,463 shares of Series A preferred stock at an exercise price of $7.50 per share to Mr. Lang in 2004 (in connection with a loan from Mr. Lang to Lightspace) and warrants to purchase 15,130 shares of common stock at an exercise price of $7.50 per share in 2005 (in connection with Mr. Lang’s issuing a personal guarantee for certain Lightspace indebtedness).

In calendar years 2005 and 2004, Mr. Lang received salary payments from us at reduced levels and on an intermittent basis. Mr. Lang’s salary continued at these reduced levels until September 2005, when his salary was increased to $250,000 per year.

Options Granted in the 2006 Year

The following table sets forth information with respect to options that we granted to the executive officers named in the Executive Compensation Table during the year ended December 31, 2006.

		Percentage
	Shares	of Total	Exercise		Grant Date
	Underlying	Options	Price		Fair
Executive Officer	Options	Granted (1)	Per Share (2)	Expiration Date	Value (3)
Gary Florindo	423,724	23.1%	$0.80	July 3, 2016	$122,880

James C. Louney (4)	317,793	17.3%	$0.80	July 3, 2016	$92,160

(1) Percentages are calculated based upon a total of 1,836,810 options granted in the year ended December 31, 2006.

(2) All options were granted at fair market value at the time of grant. Grant date fair market value was determined by reference to the proposed public offering price of our units, $6.40, as indicated on our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission at that date, without assigning any value to the unit warrants associated with a unit. Each unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant.

(3) The fair value of stock options at the date of grant was determined under the Black-Scholes option pricing model, less the amount that the officer is required to pay upon exercise of the options. The assumptions utilized to calculate fair value for the stock options granted in 2006 are as follows: volatility - 57%; estimated option exercise period - 2 to 3 years; risk free interest rate - 5.14% to 5.17%; and expected total forfeitures of 6.9%.

(4) Upon his resignation on February 15, 2007, Mr. Louney forfeited all options.

Aggregate Option Exercises in 2006 and Value of Options at December 31, 2006

The following table sets forth information with respect to options that were (1) exercised during the year ended December 31, 2006 and (2) that remained unexercised at December 31, 2006 for the executive officers named in the Executive Compensation Table.

	Year 2006		At December 31, 2006
	Shares		Number of	Number of	Value of	Value of
	Acquired	Value	Options	Options	Options	Options
Name	On Exercise #	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Gary Florindo	-	-	12,795	425,299	$2,175	$85,013

James C. Louney	-	-	-	317,793	-	$63,559

The value of options exercisable and unexercisable at December 31, 2006 includes only options In-the-Money. Since the date of our initial public offering, November 2, 2006, through December 31, 2006, only our units have traded on the OTC Bulletin Board. The closing sale price for our unit security as reported on the OTC Bulletin Board was $8.00. Each unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. If no value is assigned to the unit warrants, the eight shares of common stock would be value at $8.00, or $1.00 per share. The value of executive officer options has been calculated on the basis as the difference between $1.00 and the exercise price of the option, multiplied by the number common shares underlying the option. Upon his resignation on February 15, 2007, Mr. Louney forfeited all options.

Compensation Discussion and Analysis

Our Board of Directors is responsible for developing the executive compensation principles, policies and programs for our executive officers and is also responsible for determining the compensation to be paid to our executive officers. Prior to the resignation of Mr. Lang on March 31, 2006, Mr. Lang and Mr. Florindo participated in deliberations concerning executive officer compensation as members of the Board of Directors. Effective March 31, 2006, Mr. Florindo was elected sole director by a vote of our stockholders and appointed Chief Executive Officer.

Our compensation programs are designed to provide our executive officers with market competitive salaries and the opportunity to earn incentive compensation related to performance expectations identified by our Board of Directors. The primary objectives of the executive compensation program are to:

(a) Support the achievement of our annual and long-term goals and objectives as determined annually by our Board of Directors;

(b) Establish base salaries targeted at a level comparable to companies of similar size, location and structure, with incentive opportunities designed to pay additional compensation for outstanding performance; and

(c) Provide compensation plans and arrangements that encourage the retention of better-performing executives.

Our executive compensation practices seek to provide an opportunity for compensation that varies with responsibility levels and performance. We seek to set base salaries for our executive officers at levels which are competitive with levels for executives with similar roles and responsibilities within institutions of similar size, location and structure. The Board of Directors reviews the performance objectives for each executive officer on an annual basis. The objectives are tailored to the particular responsibilities of each executive officer.

We have not entered into employment agreements with any of our officers or employees. Our executive officers receive the same fringe benefits (health, dental and disability insurance and paid time off) provided to our other employees. We currently do not have a pension plan, 401K plan, or key man life insurance for any of our officers or employees. We may establish a 401K plan in 2007; but initially, we would not match employee contributions. It is the belief of the Board of Directors that the overall mix of compensation provided to the executive officers helps to achieve the compensation objectives discussed above. The mix of the base salary and the deferred compensation allows us to provide a stable income level to retain our executives, while also giving us a sufficiently flexible framework in order to be able to adapt to changes in the marketplace, as well as creating incentives for our named executives to achieve and surpass our performance objectives.

Since the current Board of Directors consists of one director, who is also the Chief Financial Officer, the compensation of the Chief Executive Officer is currently determined by him, in his capacity as sole director and consequently subject to conflicts of interest. In review of his compensation, the sole director seeks to carry out the policies set forth herein.

Base Salary

Base salary is designed to compensate executive officers for fulfilling their basic job responsibilities and to aid in their attraction and retention.  The base salaries depend on the named executives’ scope of responsibilities, their performance, and the period over which they have performed their respective responsibilities.  Decisions regarding salary increases take into account the named executive's current salary and the amounts paid to the executive's peers within companies of similar size, location and structure.  Base salaries are reviewed by the Board of Directors on an annual basis.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Owned by Directors, Executive Officers and Greater-Than-5% Stockholders

The following table provides information about the beneficial ownership of our common stock as of February 28, 2007.

•	each person or entity known by us to own beneficially more than five percent of our common stock;

•	the named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

In accordance with Securities and Exchange Commission rules, beneficial ownership includes any shares for which a person or entity has sole or shared voting power or investment power and any shares for which the person or entity has the right to acquire beneficial ownership within 60 days after February 28, 2007 through the exercise of any option, warrant or otherwise. Except as noted below, we believe that the persons named in the table have sole voting and investment power with respect to the shares of common stock set forth opposite their names. Percentage of beneficial ownership is based on 10,593,111 shares of common stock outstanding as of February 28, 2007, plus any shares of common stock issuable upon exercise of presently exercisable common stock options or common stock warrants held by such person or entity. All shares included in the “Right to Acquire” column represent shares subject to outstanding stock options or warrants that are exercisable within 60 days after February 28, 2007. The address of each of our directors and executive officers is c/o Lightspace Corporation, 529 Main Street, Suite 330, Boston, Massachusetts 02129.

	Shares	Right to	Shares Owned		Ownership
Name and Address of Beneficial Owner	Owned	Acquire	Beneficially		Percentage
AIGH Investment Partners, LLC	1,609,275	2,413,913	4,023,188	(1)	30.93%
6006 Berkeley Avenue
Baltimore, MD 21209

Andrew Kennedy Lang	1,102,405	840,348	1,942,753	(2)	16.99%
387 Concord Avenue
Cambridge, MA 02138

Shalom Torah Centers	750,000	1,125,000	1,875,000	(3)	16.00%
399 Park Avenue 12th Floor
New York, New York 10022

Fame Associates	687,496	1,031,244	1,718,740	(4)	14.79%
111 Broadway, 20th Floor
New York, NY 10006

South Ferry Building Company	531,240	796,860	1,328,100	(5)	11.66%
One State Street Plaza, 29th Floor
New York, NY 10004

Pankaj Tandon	722,217	443,665	1,165,882	(6)	10.56%
8 Summit Road
Weston, MA 02493

Prime Resources, Inc.	465,335	698,001	1,163,336	(7)	10.30%
1245 East Brickyard Road
Salt Lake City, UT 84106

Blue & Gold Enterprises, Inc.	390,547	585,821	976,368	(8)	8.73%
11601 Wilshire Boulevard, Suite 2040
Los Angeles, CA 90025

Herschel Berkowitz	316,304	474,456	790,760	(9)	7.14%
441 Yeshiva Lane
Baltimore, MD 21208

Asia Marketing	312,496	468,744	781,240	(10)	7.06%
PO Box 3236
Ramat-Gan, 52131 Israel

LaPlace Group LLC	312,496	468,744	781,240	(11)	7.06%
3666 Shannon Road
Cleveland Heights, OH 44118

Tzedakah Fund	277,496	416,244	693,740	(12)	6.30%
1347 42nd Street
Brooklyn, NY 11219-1406

Abraham Schiffman TTEE (Kohn Family Trust)	250,000	375,000	625,000	(13)	5.70%
6521 Rumbull
Lincolnwood, Il 60712-3834

Cam Company	250,000	375,000	625,000	(14)	5.70%
466 Arbuckle Avenue
Cedarhurst, NY 11516

Congregation Ahavas Tzedakah V'Chesed	250,000	375,000	625,000	(15)	5.70%
1347 42nd Street
Brooklyn, NY 11219-1406

Gary Florindo, CEO and Director	8	20,811	20,819	(16)	0.20%

All directors and executive officers (Group)	8	20,811	20,819	(16)	0.20%

 (1) Includes unit warrants to purchase 2,413,913 shares of common stock at exercise prices from $1.00 to $1.63 per warrant. We have been advised that the beneficial owner and manager of AIGH Investment Partners, LLC is Orin Hirschman.

(2) Includes (a) 172,107 shares of common stock held by L Ventures, of which Andrew Kennedy Lang, our former chief executive officer, is an officer and holds an ownership interest in, (b) 688,238 exchange warrants to purchase common stock at exercise prices of $0.80 to $7.50 per warrant, (c) 12 unit warrants to purchase common stock at exercise prices of $1.00 to $1.63 per warrant, and (d) exchange warrants to purchase 152,098 shares of common stock at exercise prices of $1.00 to $3.00 per warrant owned by L Ventures. Does not include 195,279 shares of common stock and exchange warrants to purchase 89,446 shares of common stock held by Andrew Lang, the father of Andrew Kennedy Lang, as to which Andrew Kennedy Lang exercises no voting control or disposition control and disclaims beneficial ownership.

(3) Includes unit warrants to purchase 1,125,000 shares of common stock at exercise prices from $1.00 to $1.63 per warrant.

(4) Includes unit warrants to purchase 1,031,244 shares of common stock at exercise prices from $1.00 to $1.63 per warrant.

(5) Includes unit warrants to purchase 796,860 shares of common stock at exercise prices from $1.00 to $1.63 per warrant.

(6) Includes exchange warrants to purchase 443,665 shares of common stock at exercise prices of $3.00 to $7.50 per warrant.

(7) Includes unit warrants to purchase 698,001 shares of common stock at exercise prices from $1.00 to $1.63 per warrant.

(8) Includes unit warrants to purchase 585,821 shares of common stock at exercise prices from $1.00 to $1.63 per warrant. We have been advised that the beneficial owner of Blue and Gold Enterprises, Inc. is Steven Antebi.

(9) Includes unit warrants to purchase 474,456 shares of common stock at exercise prices from $1.00 to $1.63 per warrant.

(10) Includes unit warrants to purchase 468,744 shares of common stock at exercise prices from $1.00 to $1.63 per warrant.

(11) Includes unit warrants to purchase 468,744 shares of common stock at exercise prices from $1.00 to $1.63 per warrant.

(12) Includes unit warrants to purchase 416,244 shares of common stock at exercise prices from $1.00 to $1.63 per warrant.

(13) Includes unit warrants to purchase 375,000 shares of common stock at exercise prices from $1.00 to $1.63 per warrant.

(14) Includes unit warrants to purchase 375,000 shares of common stock at exercise prices from $1.00 to $1.63 per warrant

(15) Includes unit warrants to purchase 375,000 shares of common stock at exercise prices from $1.00 to $1.63 per warrant

(16) Includes (a) options to purchase 12,795 shares of common stock at an exercise price of $0.83 per option, (b) 16 unit warrants to purchase shares of common stock at exercise prices from $1.00 to $1.63 per warrant, and (c) options to purchase 8,000 shares of common stock from a co-founder of Lightspace at an exercise price of $0.03 per option.

Equity Compensation Plans

The equity compensation plans that have been approved by our stockholders as of December 31, 2006 were our 2005 Stock Incentive Plan and our 2006 Stock Incentive Plan. We have no equity compensation plan that has not been approved by our stockholders.

Equity Compensation Plans Information as of December 31, 2006
	Number of Common		Number of Common
	Shares to be Issued	Weighted Average	Shares Remaining
	Upon Exercise of	Exercise Price	Available for
Authorized Plan	Outstanding Options	Per share	Future Issuance
2005 Stock Incentive Plan	53,680	$0.83	-

2006 Stock Incentive Plan	1,766,810	$0.80	351,812
Total	1,820,490	$0.80	351,812

In September 2005, our stockholders and Board of Directors approved adoption of our 2005 Stock Plan. The plan provides that the Board of Directors may grant up to 72,080 incentive stock options and/or nonqualified stock options to directors, officers, key employees and consultants. The plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. For grants to individuals who own more than 10% of the outstanding common stock of Lightspace, the exercise price must be at least 110% of fair market value at the time of grant. Options granted under the plan expire within 10 years or less from the date of grant and vest over a period not to exceed four years. At December 31, 2006, we have reserved 53,680 shares of common stock for issuance under the plan upon exercise of outstanding options. Effective with the approval and adoption of the 2006 Stock Plan in June 2006, no additional options can be issued under the 2005 Stock Plan.

On June 9, 2006, our stockholders and Board of Directors approved adoption of our 2006 Stock Plan. The plan provides that the Board of Directors may grant up to 2,118,622 incentive stock options and/or nonqualified stock options to directors, officers, key employees and consultants. The plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. For grants to individuals who own more than 10% of the outstanding common stock of Lightspace, the exercise price must be at least 110% of fair market value at the time of grant. Options granted under the plan expire within ten years or less from the date of grant and vest over a period not to exceed three years. As of December 31, 2006, we have reserved 2,118,622 shares of common stock for issuance under the 2006 Stock Plan upon the exercise of outstanding options.

Issued and Outstanding Common Stock Warrants

The following table sets forth information with respect to issued and outstanding common stock warrants as of December 31, 2006.

Common Stock Warrants Outstanding at December 31, 2006
			Number of Common
		Exercise	Shares to be Issued
		Price	Upon Exercise of
Type of Warrant	Date Issued	Per Share	Outstanding Warrants
$.80 Exchange warrant	April 27, 2006	$0.80	361,252
$1.00 Exchange warrant	April 27, 2006	$1.00	276,370
$3.00 Exchange warrant	April 27, 2006	$3.00	649,892
$7.50 Exchange warrant	April 27, 2006	$7.50	234,398
$0.96 Unit warrant	November 2, 2006	$0.96	816,000
$1.00 Unit warrant	May 3 and November 2, 2006	$1.00	8,726,585
$1.25 Unit warrant	May 3 and November 2, 2006	$1.25	2,181,646
$1.63 Unit warrant	May 3 and November 2, 2006	$1.63	2,181,646
Total			15,427,789

At December 31, 2006, the weighted average exercise price of the common stock warrants outstanding was $1.30, and the remaining average life was approximately 4 1/3 years.

On February 9, 2006, we entered into the Exchange Agreement with holders of (1) $1,401,000 in principal amount of convertible notes and $1,538,234 in principal amount of demand notes, (2) holders of 133,732 shares of Series A preferred stock and (3) existing warrants to provide for the terms of the Debt Conversion, Preferred Conversion and Warrant Exchange. Under the terms of the Exchange Agreement, (1) the holders of convertible and demand notes would receive 1,544,865 shares of common stock and exchange warrants to purchase 1,480,849 shares of common stock at exercise prices ranging from $0.80 to $7.50 per share upon conversion of their notes and any warrants issued in conjunction therewith, and a contingent note in the principal amount of $237,381; (2) the holders of Series A preferred stock would receive 160,479 shares of common stock upon conversion of their Series A preferred stock; and (3) the holders of other existing warrants would receive exchange warrants to purchase 41,063 shares of common stock at an exercise price of $7.50 per share. On April 27, 2006, the conditions for the closing of the Agreement having been met, the agreement became effective. The warrants are exercisable at the option of the holder at any time up until April 30, 2011, at which date the warrants expire.

On April 27, 2006, Lightspace and the holders of the senior secured notes agreed to convert the outstanding principal and accrued interest under the senior secured notes, $2,488,471, into units at a conversion price of $6.40 per unit. On May 3, 2006, we issued 388,821 units, and a small number of shares of common stock and unit warrants representing fractional units, in exchange for the surrender of all of the bridge notes. The units and fractional units that we issued to the bridge note holders were comprised of 3,110,585 shares of common stock, 3,110,585 warrants to purchase a total of 3,110,585 shares of common stock at an exercise price of $1.00 per warrant, 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.25 per warrant, and 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.63 per warrant. The warrants are exercisable at the option of the holder at any time up until April 30, 2011, at which date the warrants expire.

In 2006, we filed a Registration Statement on Form S-1, and amendments thereto, with the Securities and Exchange Commission to register for sale a minimum of 450,000 units, on a best efforts all or none basis, and an additional 150,000 units on a best efforts basis, for a maximum of 600,000 units at a price per unit of $6.40. Each unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. The Registration Statement was declared effective by the Securities and Exchange Commission on October 4, 2006. On November 2, 2006 we closed the offering period for our securities. We sold 600,000 units, the maximum allowed, at an offering price of $6.40 per unit, resulting in aggregate proceeds to us of $3,840,000. The sale of 600,000 units resulted in the issuance of: (1) 4,800,000 shares of common stock; (2) 816,000 warrants to purchase a total of 816,000 shares of common stock at an exercise price of $0.96 per warrant (pursuant to the unit warrants issued to the underwriter); (3) 5,616,000 warrants to purchase a total of 5,616,000 shares of common stock at an exercise price of $1.00 per warrant; (4) 1,404,000 warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.25 per warrant; and (5) 1,404,000 warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.63 per warrant. The warrants are exercisable at the option of the holder at any time up until April 30, 2011, at which date the warrants expire. The warrants issued to the underwriter expire on November 2, 2011.

Transfer Agent and Registrar

Continental Stock Transfer & Trust Company, New York, New York, is the transfer agent and registrar of our units, common stock and warrants. The mailing address of Continental Stock Transfer & Trust Company is Two Broadway, New York, New York 10004. The telephone number of our representative at Continental Stock Transfer & Trust Company is 212-845-3204.

Periodic Reporting Requirements

We do not intend to register our securities under Section 12(g) of the Securities Exchange Act unless and until we are required based on having at least 500 shareholders of record and a certain amount of assets. While we will be subject to the periodic reporting requirements of Section 15(d) of the Securities Exchange Act, we will not be subject to certain other provisions of the Securities Exchange Act, including those related to proxy and information statements, insider reporting and short-swing profit liability, reporting by certain beneficial owners of our equity securities, and rules relating to tender offers. Certain provisions of the Sarbanes-Oxley Act also will not apply to us until we are registered under Section 12. As a result, you may not have access to certain information that is otherwise generally available to holders of publicly traded securities.

Item 13. Certain Relationships and Related Transactions

The following transactions were entered into with our former executive officer and director and 5% or greater stockholders. These transactions may or will continue in effect and may result in conflicts of interest between us and these individuals. Although our executive officers and directors have fiduciary duties to us and our stockholders, we cannot assure that these potential conflicts of interest will always be resolved in our favor or in the favor of our stockholders.

Exchange Agreement

On February 9, 2006, we entered into the Exchange Agreement with holders of $1,401,000 in principal amount of convertible notes and $1,538,234 in principal amount of demand notes, Series A preferred stock and existing warrants to provide for the terms of the conversion of notes into shares of common stock and exchange warrants, the conversion of our Series A preferred stock into shares of common stock and the exchange of outstanding warrants to purchase common stock for exchange warrants. The transactions under the Exchange Agreement closed effective April 27, 2006. Pursuant to the debt conversion, holders of convertible and demand notes received an aggregate of 1,544,865 shares of common stock, exchange warrants to purchase 1,480,849 shares of common stock at exercise prices ranging from $0.80 to $7.50 per share and a contingent note in the principal amount of $237,381 upon conversion of their existing notes and any warrants issued in conjunction therewith. Pursuant to the preferred conversion, holders of Series A preferred stock received 160,479 shares of common stock in exchange upon conversion of their Series A preferred stock and warrants to purchase Series A preferred stock. Pursuant to the warrant exchange, holders of existing warrants received exchange warrants to purchase 41,063 shares of common stock at an exercise price of $7.50 per share.

Debt Conversion

Pursuant to the Exchange Agreement, the $1,401,000 in principal amount of convertible notes and accrued interest due thereon were converted into 676,333 shares of common stock and exchange warrants to purchase 108,534 shares of common stock, including exchange warrants to purchase 32,780 shares of common stock issued upon the conversion of the outstanding warrants to purchase Series A preferred stock. The original stipulated conversion ratios of the convertible notes, which ranged from $1.75 to $17.25, were renegotiated to range from $0.85 to $5.00. The original conversion ratios would have resulted in the issuance of 345,797 shares of common stock and the warrants originally issued in conjunction with certain of the convertible notes would have required Lightspace to issue an aggregate of 75,266 shares of common stock at exercise prices ranging from $12.50 to $25.63 per share. The exchange warrants issued to the holders of convertible notes have an exercise price of $7.50 per share and expire on April 30, 2011.

Also pursuant to the Exchange Agreement, $1,538,234 in principal amount demand notes and accrued interest due thereon were converted into 868,532 shares of common stock and exchange warrants to purchase 1,011,063 shares of common stock, except for $237,381 in principal amount of the demand notes which were exchanged for the “Lang Note” as described below. Pursuant to the Agreement, the demand notes were converted at negotiated rates ranging from $0.85 to $3.00. The exchange warrants issued to holders of the demand notes have exercise prices that range from $0.80 to $7.50 per share and expire on April 30, 2011.

As part of the debt conversion, Mr. Lang, our former Chief Executive Officer, and L Ventures, his affiliate, were issued (a) 641,063 shares of common stock, (b) warrants to purchase 819,741 shares of common stock at exercise prices ranging from $0.80 to $3.00 and (c) a contingent promissory note in the principal face amount of $237,381, more fully described under “Lang Note” below, upon the conversion of an aggregate of $887,636 in principal amount of convertible and demand notes, plus all accrued interest thereon, held by Mr. Lang and L Ventures. Mr. Tandon, a major stockholder, was issued (a) 500,949 shares of common stock and (b) warrants to purchase 356,748 shares of common stock at exercise prices ranging from $3.00 to $7.50 upon the conversion of $1,076,000 in principal face amount, plus all accrued interest thereon, of convertible notes.

Preferred Conversion

In December 2003 and the third and fourth quarters of 2004, Lightspace sold 100,000 and 33,732 shares, respectively, of its Series A preferred stock for $1,025,000 and $345,754, respectively, in private placements to unrelated investors (with the exception of Mr. Tandon, who purchased 124,390 shares of Series A preferred stock). Pursuant to the Exchange Agreement, all shares of the Series A preferred stock were converted into 160,479 shares of common stock. The original stipulated conversion ratio of the Series A preferred stock, one share of common stock for one share of Series A preferred stock (or 0.4 share of common stock for one share of Series A preferred stock after giving effect to the one for 2.5 reverse stock split), was renegotiated and modified to provide a conversion ratio of three shares of common stock for one share of Series A preferred stock. Mr. Tandon received 149,268 shares of common stock upon the conversion of 49,756 shares of Series A preferred stock.

Immersive Promotions

In the second quarter of 2005, we entered into a series of transactions with Immersive Promotions (“Immersive”), an affiliate of Mr. Lang, our former CEO, wherein we sold to Immersive 315 interactive tiles and other Lightspace systems components for $219,718. Immersive was established as a rental and events company with Mr. Lang as a significant investor. Lightspace had previously determined that due to limited capital, our business objectives, and the potential of conflict with our current rental and promotional customers, we would not directly engage in the retail business segment of events and promotions. The transactions with Immersive were completed by a cash payment from Immersive of $110,000 and the transfer to Immersive and cancellation of $109,718 in principal amount of demand notes due to Mr. Lang.

Immersive’s first possible promotional event was several months in the future. In the interim, we had several potential customers, but had exhausted the available inventory of interactive tiles. We agreed with Immersive to unwind the sale to Immersive and take back the unused 315 interactive tiles and other Lightspace systems components. We paid back to Immersive $147,333 in cash, leaving a balance due to Immersive of $72,385. As part of the April 21, 2006 severance agreement with Mr. Lang, described below, we paid Immersive $20,000, and agreed to use our best efforts to pay the $52,385 balance due by December 31, 2006. The $52,385 balance due to Immersive remains unpaid at December 31, 2006 and is included in accounts payable at that date.

On April 21, 2006, we entered into a severance agreement with Mr. Lang, a stockholder, a former director and our former Chief Executive Officer, pursuant to which he resigned as an officer, director and employee of Lightspace. Under the agreement, we (i) paid him his accrued wages and vacation pay, (ii) reimbursed him for recorded expenses incurred on behalf of Lightspace aggregating $47,636, (iii) paid him $10,000 as severance and (iv) paid him $20,000 as advance payment for 100 hours of consulting work. We also paid $20,000 against the accounts payable balance incurred in the transaction with Immersive Productions described above.

Lang Note

In connection with the Exchange Agreement, $237,381 in principal amount of demand notes held by Mr. Lang, formerly our CEO and a director and currently a principal stockholder of Lightspace, were converted into a $237,381 contingent promissory note. The note bears interest at an annual rate of 8% and is payable by us only if we achieve two consecutive quarters of positive EBITDA (i.e., earnings before interest, taxes, depreciation and amortization), aggregating at least $1,000,000, or we raise in a registered public offering of equity cash proceeds of at least $10 million prior to December 31, 2008. If those conditions are not met by December 31, 2008, or Mr. Lang is found to be in breach of the terms of his Severance Agreement prior to such date, the note will not be payable. In addition, Lightspace issued to Mr. Lang exchange warrants to purchase 361,252 shares of common stock at an exercise price of $0.80 per share. The warrants expire on April 20, 2011, unless the terms for payment of the note are not met, in which case the warrants will expire on March 31, 2009.

Item 14.  Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

Miller Wachman LLP have been selected by the Board of Directors as the independent registered public accounting firm to audit our financial statements for the year ending December 31, 2007. Miller Wachman LLP also served as our auditors for each of the fiscal years ended December 31, 2003 through 2006.

Independent Registered Public Accounting Firm Fees

The following table is a summary of the professional audit services and other services rendered by our independent registered public accounting firm, Miller Wachman LLP, for the fiscal years ended December 31, 2006 and December 31, 2005:

	December 31,
Type of Service Fee	2006	2005
Audit Fees	$179,500	$28,000
Audit-Related Fees	-	-
Total Audit Fees	179,500	28,000

Tax Fees	7,500	-
All Other Fees	-	-
Total Fees	$187,000	$28,000

Audit Fees represent fees for professional services performed by Miller Wachman LLP for the audit of our annual financial statements and, commencing September 30, 2006, the review of our quarterly financial statements, as well as services that are normally provided with respect to statutory and regulatory filings or similar engagements and related expenses. Audit fees during 2006 include fees in connection with our private placements and initial public offering of equity securities of approximately $104,000, or 58% of the audit fees.

Audit-Related Fees would include fees for assurance and related services performed by Miller Wachman LLP that is reasonably related to the performance of the audit or review thereof and fees for due diligence reviews.

Tax Fees represent fees for professional services performed by Miller Wachman LLP with respect to tax compliance, tax advice and tax planning and related expenses. These services include assistance with the preparation of federal and state income tax returns.

All Other Fees would include fees for products and services provided by Miller Wachman LLP, other than those disclosed above.

Pre-Approval Policies and Procedures

Our Board of Directors pre-approves each engagement for audit or non-audit services before we engage Miller Wachman LLP to provide those services. Our Board of Directors’ pre-approval procedures do not allow our management to engage Miller Wachman LLP to provide any specified services without the Board’s pre-approval of the engagement for those services. All of the services provided by Miller Wachman LLP for fiscal years 2006 and 2005 were pre-approved.

Report of the Board of Directors

The present size of our Board of Directors does not permit the establishment of separate committees of the Board, such as an audit committee; accordingly, the Board of Directors has direct responsibility of reviewing the financial information proposed to be provided to shareholders and others, the internal control systems and disclosure controls established by management, and the audit process and the independent auditors’ qualifications, independence and performance.

Management is responsible for the internal controls and the preparation of Lightspace Corporation financial statements. Miller Wachman LLP, an independent registered public accounting firm, is responsible for performing an audit of our financial statements in accordance with generally accepted auditing standards and issuing an opinion on the financial statements. The Board of Directors has met and held discussions with management and Miller Wachman with respect to Lightspace’s internal controls, financial reporting practices and the audit process.

The Board of Directors has reviewed and discussed Lightspace’s audited financial statements for the year ended December 31, 2006 with management and Miller Wachman. As part of this review, the Board of Directors discussed with Miller Wachman the communications required by generally accepted auditing standards, including those described in Statement on Auditing Standards No. 61, “Communication with Audit Committees.”

The Board of Directors has received from Miller Wachman a written statement describing all relationships between Miller Wachman and Lightspace that might bear on the independence of Miller Wachman. The Board of Directors has discussed the written statement with the Miller Wachman, and has considered whether the independent auditors’ provision of non-audit services to Lightspace is compatible with maintaining the Miller Wachman’s independence.

Based on the above reviews and discussions with management and Miller Wachman, the Board of Directors recommends that Lightspace’s audited financial statements be included in its Annual Report on Form 10-K filing with the Securities and Exchange Commission for the year ended December 31, 2006.

Board of Directors

/s/ Gary Florindo, Director
March 23, 2007

PART IV

Item 15.  Exhibits, Financial Statements Schedules

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Web site at www.lightspacecorp.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission. The Annual Report and our other public reports may also be obtained without charge upon written request to Lightspace Corporation, 529 Main Street, Suite 330, Boston, Massachusetts 02129, Attention, Investor Relations. The information posted on our Web site is not incorporated into this Annual Report.

The financial statements, schedules and exhibits listed below are filed as part of this report.

(1) Our financial statements, the notes thereto and the report of our independent registered public accounting firm are included under Item 8 of this Form 10-K.

(2) All schedules required by certain applicable accounting regulations of the Securities and Exchange Commission have been omitted because the omitted schedules are not required under the related instruction or do not apply or because the information has been otherwise included in the financial statements or notes thereto.

(3) Exhibits

Documents listed below are being filed as exhibits in this Annual Report on Form 10-K. Exhibits followed by a footnote (1) are not included herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits with the SEC.

Exhibit No.		Description
3.2	(1)	Second Amended and Restated Certificate of Incorporation of Lightspace Corporation
3.3	(1)	Amended and Restated By-Laws of Lightspace Corporation
4.1	(1)	Form of Certificate of Common Stock of Lightspace Corporation
4.2	(1)	Form of Common Stock Warrant of Lightspace Corporation
4.6	(1)	Form of Unit of Lightspace Corporation
10.1	(1)	Lease Agreement Between Lightspace and the Schrafft's Nominee Trust
10.2	(1)	Exchange Agreement
10.3*	(1)	2005 Stock Incentive Plan
10.5	(1)	Form of Lock-up Agreement
10.6*	(1)	2006 Stock Incentive Plan
10.8*	(1)	Severance Agreement Between Lightspace and Andrew Kennedy Lang (Former CEO)
10.9	(1)	Manufacturing Agreement Between Lightspace and Contract Manufacturer
14	(2)	Code of Business Conduct and Ethics
31.1	(2)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Gary Florindo
32.1	(2)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Gary Florindo
* Management contract or compensatory plan or arrangement
(1) Incorporated by reference to a similarly numbered exhibit to our Registration Statement on Form S-1
Commission File No. 333-131857
(2) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 2007.

Lightspace Corporation	By:	/s/ Gary Florindo

Gary Florindo
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ GARY FLORINDO	President, Chief Executive Office and Director	March 26, 2007
Gary Florindo	(Principal Executive Office)
(Principal Financial Officer)