Form 10-Q
period 2007-03-31
Lightspace Corp
filed 2007-05-15
CIK 1311318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2007
Common Stock, par value $0.0001	15,282,495 shares

LIGHTSPACE CORPORATION
FORM 10 - Q
FOR THE THREE MONTHS ENDED MARCH 31, 2007

PART 1. FINANCIAL INFORMATION
Item 1. Unaudited Financial Information

LIGHTSPACE CORPORATION
STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$104,532	$879,987
Accounts receivable	88,918	52,678
Inventory	356,706	354,234
Other current assets	9,421	4,250
Total current assets	559,577	1,291,149

Property and Equipment - Net	85,036	82,298

Other assets	185,019	196,822

Total Assets	$829,632	$1,570,269

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable	$237,381	$237,381
Accounts payable	613,535	695,852
Accrued interest	17,638	12,955
Accrued expenses	238,687	200,709
Deferred revenue	117,626	126,363
Total current liabilities	1,224,867	1,273,260

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value; authorized 75,000,000 shares;
10,593,111 shares issued and outstanding at March 31, 2007
and December 31, 2006, respectively	1,059	1,059
Additional paid-in capital	10,647,831	10,607,585
Retained earning (deficit)	(11,044,125)	(10,311,635)
Total stockholders' equity (deficit)	(395,235)	297,009

Total Liabilities and Stockholders' Equity (Deficit)	$829,632	$1,570,269

See notes to unaudited financial statements

LIGHTSPACE CORPORATION
STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006

Revenues
Product sales	$316,534	$24,905
Other	17,425	10,659
Total revenues	333,959	35,564

Product Cost	271,265	87,221
Gross Margin	62,694	(51,657)

Operating Expenses
Research and development	250,048	226,340
Selling and marketing	300,943	212,633
Administrative	232,343	272,193
Total operating expenses	783,334	711,166

Operating Loss	(720,640)	(762,823)

Other Income (Expense)
Interest expense - net	(11,850)	(150,969)
Total other income (expense)	(11,850)	(150,969)

Loss Before Provision For Income Taxes	(732,490)	(913,792)

Provision For Income Taxes	-	-
Net Loss	$(732,490)	$(913,792)

Basic and Diluted Net Loss Per Share	$(0.07)	$(0.94)

Weighted Average Common Shares Outstanding	10,593,111	977,182

See notes to unaudited financial statements

LIGHTSPACE CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible
	Preferred Stock		Common Stock		Additional	Retained	Stockholders'
	Shares		Shares		Paid-In	Earnings	Equity
	Issued	Amount	Issued	Amount	Capital	(Deficit)	(Deficit)
Balance, January 1, 2006	133,732	$13	977,182	$98	$2,092,612	$(7,603,215)	$(5,510,492)

Net loss for the three months						(913,792)	(913,792)
Balance, March 31, 2006	133,732	13	977,182	98	2,092,612	(8,517,007)	(6,424,284)

Conversion of notes payable			1,544,865	154	2,724,622		2,724,776

Conversion of senior notes			3,110,585	311	2,488,160		2,488,471

Conversion of preferred stock	(133,732)	(13)	160,479	16	85,586		85,589

Issuance of common warrants					264,345		264,345

Expenses of private placement					(499,595)		(499,595)

Public sale of equity securities			4,800,000	480	3,839,520		3,840,000

Expenses of public offering					(468,157)		(468,157)

Stock option compensation					80,492		80,492

Net loss for the nine months						(1,794,628)	(1,794,628)
Balance, December 31, 2006	-	-	10,593,111	1,059	10,607,585	(10,311,635)	297,009

Stock option compensation					40,246		40,246

Net loss for the three months						(732,490)	(732,490)
Balance, March 31, 2007	-	$-	10,593,111	$1,059	$10,647,831	$(11,044,125)	$(395,235)

See notes to unaudited financial statements

LIGHTSPACE CORPORATION
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
Cash Flows (Uses) from Operating Activities:
Net loss	$(732,490)	$(913,792)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and amortization	10,200	7,500
Amortization of fair value of stock warrants	11,803	-
Provision for stock option compensation	40,246	-
Other changes in assets and liabilities:
Accounts receivable	(36,240)	25,800
Inventory	(2,472)	(123,437)
Other assets	(5,171)	(41,934)
Accounts payable and accrued expenses	(39,656)	165,214
Deferred revenue	(8,737)	37,110
Net cash used in operating activities	(762,517)	(843,539)

Cash Flows (Uses) From Investing Activities:
Purchases of property and equipment	(12,938)	-
Net cash used in investing activities	(12,938)	-

Cash Flows (Uses) From Financing Activities:
Proceeds from notes payable	-	720,000
Net cash provided from financing activities	-	720,000

Net Increase (Decrease) in Cash and Cash Equivalents	(775,455)	(123,539)
Cash and Cash Equivalents - beginning of period	879,987	123,951
Cash and Cash Equivalents - end of period	$104,532	$412

See notes to unaudited financial statements

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

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

The Company has incurred net operating losses and negative operating cash flows since inception. As of March 31, 2007, the Company had an accumulated retained earnings deficit of $11,044,125 and an accumulated stockholders’ deficit of $395,235. The Company has funded its operations through March 31, 2007 through the issuance of private and public placements of equity securities, borrowings from stockholders and others, and sales of Lightspace products. The Company’s long-term success is dependent on obtaining sufficient capital to fund its operations and development of its products, bringing such products to the worldwide market, and obtaining sufficient sales volume to be profitable.

2. BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has incurred a net loss from operations of $732,490 for the three month period ended March 31, 2007. Further, the Company has accumulated net losses from operations of $11,044,125 at that date. These factors, amongst others, indicate that there is substantial uncertainty that the Company will continue as a going concern. The financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The financial statements at March 31, 2007 include the accounts of Lightspace Emagipix Corporation, a wholly-owned subsidiary, organized as of March 29, 2007.

The statement of financial position as of March 31, 2007, the statements of operations and cash flows for the three month period ended March 31, 2007 and 2006, and the statement of changes in stockholders’ equity (deficit) for the period from January 1, 2006 through March 31, 2007 are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. Such financial statements do not include all of the information and disclosures required for audited financial statements. In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of its operations, cash flows, and changes in stockholders’ equity (deficit) for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results that can be expected for any other interim period or any fiscal year.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

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

4. TECHNOLOGY ACQUISITION AND PRIVATE PLACEMENT OF SECURITIES

On March 29, 2007, Lightspace Emagipix Corporation (“LEC”), a newly formed wholly-owned subsidiary of Lightspace Corporation, entered into an agreement with Illumination Design Works, Inc. to acquire the assets related to the in process development of its emagipix technology, an interactive lighting technology that utilizes electroluminescent sheets. The purchase price for the emagipix technology consisted of an initial cash payment of $45,000 upon signing the agreement and a cash payment of $255,000 and the issuance of a $950,000 convertible term secured non-recourse note to Illumination Design Works, Inc. upon the closing of the technology purchase.

On April 30, 2007, LEC completed the acquisition of the emagipix technology. In connection with the acquisition, the developer of the emagipix technology (a former officer and co-founder of Lightspace Corporation and the principal owner of Illumination Design Works, Inc.), re-commenced employment with Lightspace.

The $950,000 convertible term secured non-recourse note bears interest a 5% per annum, payable yearly, and is due and payable on April 30, 2011. The note is secured by a pledge of 67% the stock of LEC. The principal of the note is convertible at any time up and until April 30, 2011, at the option of the holder, into the common stock of Lightspace Corporation at a conversion price of $0.80 per share. Upon the occurrence of certain defined events of default by the noteholder, Lightspace has the right to convert the note to common stock at the lower of the conversion price of $0.80 or current market price of the common stock.

Lightspace will account for the acquisition of the emagipix technology as the acquisition of in process research and development and record a charge to operations in the June 30, 2007 quarter approximating $1,250,000.

On April 30, 2007 the Company closed a private placement of its equity units. The Company sold 586,173 units at the offering price of $6.40 per unit, resulting in aggregate proceeds to the Company of $3,751,507. After estimated expenses of the offering of $267,575, the net proceeds to the Company were approximately $3,484,000. Each equity unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. The sale of 586,173 units resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 4,689,384 warrants to purchase a total of 4,689,384 shares of common stock at an exercise price of $1.00 per warrant; (3) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.25 per warrant; and (4) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.63 per warrant. The warrants are exercisable at the option of the holder at any time up until April 30, 2012, at which date the warrants expire. In the event of a division of the Company’s common stock, the warrants will be adjusted proportionately. The warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of common shares. The Company has entered into a Registration Rights Agreement with the purchasers of the units, whereby Lightspace has agreed to file a registration statement, within 45 days of the closing, to register for resale the shares of common stock, warrants and shares of common stock issuable upon exercise of the warrants, included in the units issued in the private placement to investors and the financial advisor.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

In connection with the sale of the equity units, Lightspace paid Griffin Securities, Inc., the financial advisor for the private placement, a fee in the amount of $187,575 and issued to Griffin Securities a purchase warrant exercisable for 58,617 units, in the same form sold in the private placement, at an exercise price of $6.40 per unit.

The Company used a portion of the net proceeds from the private placement to complete the acquisition of the emagipix technology by the payment of the balance of the cash purchase price of $255,000. The balance of the net proceeds will be used for general working capital purposes, including payment of the expenses of registering the private placement units for resale.

As a result of the private placement, issued and outstanding shares of the Company’s common stock at April 30, 2007 increased to 15,282,495 from 10,593,111 at March 31, 2007. Additionally, issued and outstanding common stock warrants at April 30, 2007 were 23,634,209, exercisable at prices that range from $0.80 to $7.50. At March 31, 2007, the Company had issued and outstanding common stock warrants in the aggregate amount of 15,427,789, exercisable at prices that range from $0.80 to $7.50.

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

The following potentially dilutive securities were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2007	2006
Common stock options	1,218,685	72,080
Common stock warrants	15,427,789	99,938
Preferred stock warrants	-	16,390
Convertible preferred stock	-	53,492
Convertible debt	-	341,200
Total	16,646,474	583,100

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

6. STOCK OPTION BASED COMPENSATION

Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, addresses accounting for stock-based compensation arrangements, including stock options and shares issued to employees and directors under various stock-based compensation arrangements. This statement requires that the Company use the fair value method, rather than the intrinsic-value method, to determine compensation expense for all stock-based arrangements. Under the fair value method, stock-based compensation expense is determined at the measurement date, which is generally the date of grant, as the aggregate amount by which the expected fair value of the equity security at the date of acquisition exceeds the exercise price to be paid. The resulting compensation expense, if any, is recognized for financial reporting over the term of vesting or performance. This statement was first effective for the Company on January 1, 2006 for all prospective stock option and share grants of stock-based compensation awards and modifications to all prior grants, and will have the effect of increasing the Company’s compensation costs recognized in operations from historical levels for all stock-based compensation awards and modifications of prior awards granted.

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

The provision for stock-based compensation for common stock options granted under the 2006 Stock Plan for the three month period ended March 31, 2007 was $40,246. The Company did not record a tax benefit related to the provision for stock-based compensation due to the Company’s net operating loss carryforwards; accordingly, the net loss for the three month period ended March 31, 2007 was increased by $40,246. As of March 31, 2007, total unrecognized stock-based compensation expense related to the common stock option grants under the 2006 Stock Plan expected to be charged to operations over the next two and one-quarter years is estimated to approximate $350,000.

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

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

6. STOCK OPTION BASED COMPENSATION - Continued

The following table summarizes the pro forma stock-based compensation expense and the related effect on reported results of operations for stock option grants to employees and directors for periods prior to January 1, 2006 that would have been recorded by the Company for the three months ended March 31, 2007 and 2006 under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, if the Company had adopted early application thereof.

	Three Months Ended March 31,
	2007	2006
Net loss as reported	$(732,490)	$(913,792)
Pro forma stock option compensation	(704)	(1,881)
Pro forma net loss	$(733,194)	$(915,673)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.94)
Pro forma	$(0.07)	$(0.94)

The fair value of stock options at the date of grant was determined under the Black-Scholes option pricing model. The assumptions utilized for the stock options granted prior to January 1, 2006 are as follows: volatility - 59%; estimated option exercise period - 2 to 3 years; risk free interest rate - 3.96%; and expected total forfeitures of 13.2%.

7. INVENTORY

At March 31, 2007 and December 31, 2006, inventory consisted of raw materials of $266,706 and $274,570, and finished products of $90,000 and $79,664, respectively. Included in raw materials at March 31, 2007 and December 31, 2006 are $223,654 and $202,810 of advance payments to supplies for the purchase of component parts, respectively.

8. COMMON STOCK

On April 30, 2007 the stockholders' of the Company approved resolutions to increase the authorized shares of the Company's $0.0001 par value common stock to 75,000,000 authorized shares from 30,000,000 authorized shares to provide for the issuance of the equity units in the private placement that closed as of April 30, 2007 and for other corporate purposes. The accompanying financial statements have been updated to reflect this increase in authorized shares.

As a result of the private placement, issued and outstanding shares of the Company’s common stock at April 30, 2007 increased to 15,282,495 from 10,593,111 at March 31, 2007. Additionally, issued and outstanding common stock warrants at April 30, 2007 were 23,634,209, exercisable at prices that range from $0.80 to $7.50. At March 31, 2007, the Company had issued and outstanding common stock warrants in the aggregate amount of 15,427,789, exercisable at prices that range from $0.80 to $7.50.

9. STOCK INCENTIVE PLANS

In September 2005, the Company’s stockholders and Board of Directors approved the 2005 Stock Incentive Plan (the “2005 Stock Plan”). The 2005 Plan provides that the Board of Directors may grant up to 72,080 incentive stock options and/or nonqualified stock options to directors, officers, key employees and to consultants. The 2005 Stock Plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. Options expire in ten years or less from the date of grant and vest over a period not to exceed four years. At March 31, 2007, the Company has reserved 51,530 shares of common stock for issuance under the 2005 Stock Plan. Concurrent with the approval and adoption of the 2006 Stock Incentive Plan in June of 2006, no additional options can be granted under the 2005 Stock Plan.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

9. STOCK INCENTIVE PLANS - Continued

In June 2006, the Company’s stockholders and Board of Directors approved adoption of the 2006 Stock Incentive Plan (the “2006 Stock Plan”), pursuant to which up to 2,118,622 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. The 2006 Stock Plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. Options expire in ten years or less from the date of grant and vest over a period not to exceed four years. As of March 31, 2007 the Company has reserved 2,118,622 shares of common stock for issuance under the 2006 Stock Plan.

Combined information with respect to stock options issued under the 2005 and 2006 Stock Plans for the three month period ended March 31, 2007 is summarized as follows:

	March 31, 2007
		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding January 1, 2007	1,820,490	$0.80
Options granted	25,000	0.80
Options exercised	-	-
Options cancelled	(626,805)	(0.80)
Options outstanding March 31, 2007	1,218,685	$0.80

Options exercisable at March 31, 2007	32,015	$0.83
Weighted average fair value of 2007 options granted		$0.32
Weighted average contractual life (years) options outstanding	9 1/4
Options available for grant at March 31, 2007	951,467

10. STOCK WARRANTS

Issued and outstanding warrants to purchase common stock of the Company are as follows:

		Exercise	April 30,	March 31,	December 31,
Type of Warrant	Date Issued	Price	2007	2007	2006
$.80 Exchange warrant	April 27, 2006	$0.80	361,252	361,252	361,252
$1.00 Exchange warrant	April 27, 2006	$1.00	276,370	276,370	276,370
$3.00 Exchange warrant	April 27, 2006	$3.00	649,892	649,892	649,892
$7.50 Exchange warrant	April 27, 2006	$7.50	234,398	234,398	234,398
$0.80 Unit warrant	April 30, 2007	$0.80	468,938	-	-
$0.96 Unit warrant	November 2, 2006	$0.96	816,000	816,000	816,000
$1.00 Unit warrant	2006 and April 30, 2007	$1.00	13,884,907	8,726,585	8,726,585
$1.25 Unit warrant	2006 and April 30, 2007	$1.25	3,471,226	2,181,646	2,181,646
$1.63 Unit warrant	2006 and April 30, 2007	$1.63	3,471,226	2,181,646	2,181,646
Total common stock warrants outstanding			23,634,209	15,427,789	15,427,789

On April 27, 2006 in connection with the conversion and exchange under the Securityholder Debt and Equity Conversion and Exchange Agreement, the Company issued 1,160,660 exchange warrants to purchase a total of 1,160,660 shares of common stock at exercise prices ranging from $1.00 to $7.50 per warrant. The exchange warrants are exercisable at the option of the holder at any time up until April 30, 2011, at which date the warrants expire. In the event of a division of the Company’s common stock, the warrants will be adjusted proportionately. The value of the warrants at April 27, 2006 was determined to be $138,449 under the fair value computation method utilizing a 4.89% risk free interest rate assumption, 59% volatility factor and an expected life of three years. The $138,449 has been charged to operations as debt conversion expense and as an increase to additional paid-in-capital.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

10. STOCK WARRANTS - Continued

Additionally, in connection with the securityholder conversion and exchange, $237,381 in principal amount of existing notes held by the former CEO were converted into a $237,381 contingent promissory note. The Company issued to the former CEO 361,252 exchange warrants to purchase a total of 361,252 shares of common stock at an exercise price of $0.80 per warrant. The warrants expire on April 30, 2011, unless the terms for payment of the contingent promissory note are not met, in which case the warrants will expire on March 31, 2009. The value of the warrants at April 27, 2006 was determined to be $125,896 under the fair value computation method utilizing a 4.89% risk free interest rate assumption, 59% volatility factor and an expected life of three years. The $125,896 has been classified as deferred financing costs, chargeable to operations as additional interest expense over three years, and as an increase to additional paid-in-capital. The exchange warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of shares of common stock.

On May 3, 2006, the Company and noteholders holding $2,400,000 in principal amount of senior secured notes agreed to convert $2,488,471 of senior secured note principal and accrued interest, at a conversion price of $6.40 per unit, into 388,821 units plus fractional shares and warrants. The units that the Company issued to the senior secured note holders are comprised of: (1) 3,110,585 shares of common stock; (2) 3,110,585 unit warrants to purchase a total of 3,110,585 shares of common stock at an exercise price of $1.00 per warrant; (3) 777,646 unit warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.25 per warrant; and (4) 777,646 unit warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.63 per warrant. The unit warrants are exercisable at the option of the holder at any time up until April 30, 2011, at which date the warrants expire. In the event of a division of the Company’s common stock, the warrants will be adjusted proportionately. No value has been assigned to the unit warrants issued in connection with the conversion. The unit warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of shares of common stock.

On November 2, 2006 the Company closed the initial public offering period for the sale of its securities. The Company sold 600,000 units, the maximum allowed, at an offering price of $6.40 per unit, resulting in aggregate proceeds to the Company of $3,840,000. The sale of 600,000 units, including warrants issued to the underwriter as compensation, resulted in the issuance of: (1) 4,800,000 shares of common stock; (2) 816,000 unit warrants to purchase a total of 816,000 shares of common stock at an exercise price of $0.96 per warrant (pursuant to the unit warrants issued to the underwriter); (3) 5,616,000 unit warrants to purchase a total of 5,616,000 shares of common stock at an exercise price of $1.00 per warrant; (4) 1,404,000 unit warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.25 per warrant; and (5) 1,404,000 unit warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.63 per warrant. The unit warrants are exercisable at the option of the holder at any time up until April 30, 2011, at which date the warrants expire. In the event of a division of the Company’s common stock, the warrants will be adjusted proportionately. No value has been assigned to the unit warrants issued in connection with the sale of units. The unit warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of shares of common stock.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

10. STOCK WARRANTS - Continued

On April 30, 2007 the Company closed the offering period for the private sale of equity units. The Company sold 586,173 units at the offering price of $6.40 per unit, resulting in aggregate proceeds to the Company of $3,751,507. The sale of 586,173 units and the issuance to the financial advisor of a unit purchase warrant exercisable for 58,617 units identical to the units sold in the private placement resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 468,938 unit warrants to purchase a total of 468,938 shares of common stock at an exercise price of $0.80 per warrant (3) 5,158,322 unit warrants to purchase a total of 5,158,322 shares of common stock at an exercise price of $1.00 per warrant; (4) 1,289,580 unit warrants to purchase a total of 1,289,580 shares of common stock at an exercise price of $1.25 per warrant; and (5) 1,289,580 unit warrants to purchase a total of 1,289,580 shares of common stock at an exercise price of $1.63 per warrant. The unit warrants are exercisable at the option of the holder at any time up until April 30, 2012, at which date the warrants expire. In the event of a division of the Company’s common stock, the warrants will be adjusted proportionately. The warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of common shares. The Company has entered into a Registration Rights Agreement with the purchasers of the units, whereby the Company has agreed to file a registration statement, within 45 days of the closing, to register for resale the shares of common stock, warrants and shares of common stock issuable upon exercise of the unit warrants, included in the units issued in the private placement to investors and the financial advisor.

At April 30, 2007, March 31, 2007 and December 31, 2006, the weighted average exercise price of the common stock warrants outstanding was $1.24, $1.30 and $1.30, respectively. At April 30, 2007, the common stock warrants have an average remaining life of approximately four and one-half years.

11. INCOME TAXES

The Company has recorded no provisions or benefits for income taxes for any period presented due to the net operating losses incurred and the uncertainty as to the recovery of such net operating losses and other deferred tax assets as a reduction of possible future taxable income, if any.

At March 31, 2007 and December 31, 2006, the Company had operating loss carryforwards of approximately $4,071,000 and $3,384,000, respectively, available to offset future taxable income for United States federal and state income tax purposes. At March 31, 2007 and December 31, 2006, approximately $1,846,000 of the operating loss carryforwards were restricted as to yearly usage, as discussed hereafter. The United States federal tax operating loss carryforwards expire commencing in 2021 through 2027. The state tax operating loss carryforwards expire commencing in 2007 through 2011. Additionally the Company had research and development credit carryforwards of approximately $69,000 available to be used as a reduction of federal income taxes.

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

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

12. SEGMENT INFORMATION

The Company conducts its operations and manages its business in one segment, the manufacture of hardware and development of software for interactive lighting entertainment. Revenues, denominated in U.S. dollars, by geographical region are as follows:

	Three Months Ended March 31,
Revenues by Geographical Region	2007	2006
United States	$220,959	$35,564
South America	42,000	-
Europe	26,000	-
Asia	24,500	-
Canada	20,500	-
Total	$333,959	$35,564

Item 2. Management’s Discussion of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited financial statements and the related notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the following discussion, as well as other information in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Management urges you to consider the risks and uncertainties described in “Risk Factors” in this report and in the Company’s Annual Report on Form 10K for the year ended December 31, 2006. Management undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date of this report. Management cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

Lightspace provides interactive lighting entertainment products to family entertainment centers, retail stores, theme parks, fashion shows, nightclubs, special events, stage lighting and sound providers, health clubs and architectural lighting and design. Our current product lines include: (a) Lightspace Play, an interactive 36 tile gaming platform for children and adult recreation; (b) Lightspace Dance, an interactive floor, generally in sizes of 86 tiles and larger, that displays customizable lights and effects; and (c) Lightspace Design, an interactive tile system that displays customizable lights and video effects that can be mounted on any flat surface.

Lightspace received the first significant investor equity funding, $1,386,000, in July and December of 2003 and commenced operations. With this funding, and an additional funding of $600,000 through the issuance of convertible notes in April 2004, we were able to engage contract manufacturers for the initial production run of 100 interactive tiles and subsequent production of interactive tiles, hire sales and marketing staff, introduce the Lightspace products at trade shows, expand the research and development department personnel and budget, and lease facilities for operations. From December 2003 to June 2004, Lightspace increased employment levels from five employees to 27 employees to pursue sales leads, to support the installation and maintenance of our products, and to design improvements to the current product and to develop new product offerings. Lightspace’s initial product offering, Lightspace Dance, was complemented with the introduction of Lightspace Play during this period.

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

With the proceeds of private financings from September 2005 to March 2006, Lightspace obtained sufficient capital to restart the production of interactive tiles. 1,350 interactive tiles were manufactured in the 2006 year.

During the year ended December 31, 2006, as more fully described in the section, Liquidity, Capital Resources and Cash Flow, we completed a restructuring of our debt and preferred stock and two equity financings, the second financing being our initial public offering.

During the first quarter of 2007, we completed and introduced a new generation of our interactive tile with added software enhancements. The new interactive tile and enhanced software, in addition to increased product reliability and reduced manufacturing cost, is significantly more illuminative and is now available in clear plastic in addition to the traditional off white.

On April 30, 2007, we completed the acquisition of the in process development emagipix technology from Illumination Design Works, Inc. Emagipix technology is an interactive lighting technology that utilizes electroluminescent sheets. The purchase price for the emagipix technology consisted of a cash payment of $300,000 and the issuance of a $950,000 convertible term secured non-recourse note. In connection with the acquisition, the developer of the emagipix technology (a former officer and co-founder of Lightspace Corporation and the principal owner of Illumination Design Works, Inc.), re-commenced employment with Lightspace. Lightspace will account for the acquisition of the emagipix technology as the acquisition of in process research and development and record a charge to operations in the June 30, 2007 quarter approximating $1,250,000.

On April 11, 2007, Lightspace commenced the private placement of up to 600,000 equity units at an offering price of $6.40 per unit. Each equity unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. On April 30, 2007 we closed the offering period for our equity units. Lightspace sold 586,173 units at the offering price of $6.40 per unit, resulting in aggregate proceeds of $3,751,507. After estimated expenses of the offering of $267,575, the net proceeds to Lightspace were approximately $3,484,000.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Revenue and Operating Results

For the quarter ended March 31, 2007, revenue was $333,959, an increase of $298,395 from revenue of $35,564 recorded in the quarter ended March 31, 2006. The net loss for the quarter ended March 31, 2007 was $732,490, as compared to a net loss for the quarter ended March 31, 2006 of $913,792. Due to the significantly larger number of weighted average common shares outstanding in the quarter ended March 31, 2007, 10,593,111, as compared to 977,182 in the quarter ended March 31, 2006, the net loss per share for the quarter ended March 31, 2007 was $0.07 as compared to a per share loss of $0.94 in the quarter ended March 31, 2006.

The revenue for the quarter ended March 31, 2007 was comprised of revenue from the sale of products, $316,534, and other revenue of $17,425, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the quarter ended March 31, 2007, there were 12 Lightspace Play or Lightspace Design new installation sites and one Lightspace Dance new installation site, representing 509 interactive tiles. The revenue for the quarter ended March 31, 2006 was comprised of revenue from the sale of products, $24,905, and other revenue of $10,659, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the quarter ended March 31, 2006, there was one Lightspace Play new installation site, representing 36 interactive tiles. The quarter ended March 31, 2006 was impacted by: (1) the lack of interactive tiles available for sale (By the end of October of 2005 we had sold all available inventory of interactive tiles and did not receive the first production run of 500 interactive tiles from our contract manufacturer until the first quarter of 2006.); and (2) the normal sales process wherein leads are pursued, demonstrations made, and terms and dates of installation are agreed upon (The sales staff at Lightspace had been reduced to two employees during 2005 due to the critical cash situation. It was until late in the March quarter of 2006 and in the second quarter that three additional sales staff were hired.).

Our product backlog at March 31, 2007 was $163,200, representing 261 interactive tiles. We expect that this backlog will be shipped and installed prior to June 30, 2007. Product backlog at December 31, 2006 was $208,134, representing 343 interactive tiles. Cancellation of a signed contract or order included in product backlog requires the consent of Lightspace.

For the quarter ended March 31, 2007, sales of Lightspace products were made to customers in the United States - $220,959; South America - $42,000; Europe - $26,000; Asia - $24,500; and Canada - $20,500. During this period, three Lightspace customers comprised more than 10% of revenues. Sales to these customers aggregated $126,334 in the 2007 three-month period. For the quarter ended March 31, 2006, a single product sale was made to a customer in the United States.

Product Cost and Gross Margin

For the quarters ended March 31, 2007 and 2006, Lightspace recorded gross margins of $62,694, or 19%, and a negative $51,657, or 145%, respectively. Due to the low dollar volume of sales in each quarter, particularly the quarter ended March 2006, these margin rates are not representative of margin rates that may be achieved if we achieve higher volume levels.

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

Operating Expenses

Research and development spending was $250,048 for the quarter ended March 31, 2007 as compared to $226,340 for the quarter ended March 31, 2006. The increased research and development spending when comparing the quarter ended March 31, 2007 to the quarter ended March 31, 2006 of approximately $24,000, or 11%, is principally related to expenditures for final prototypes and external certifications related to the March 2007 product launch of a new generation of our interactive tile with software enhancements. Research and development spending for the 2007 year is forecasted to exceed the amount spent for our 2006 research and development efforts.

Selling and marketing expenditures were $300,943 for the quarter ended March 31, 2007 as compared to $212,633 for the quarter ended March 31, 2006, an increase of $88,310, or 42%. During the 2005 year selling and marketing expenditures were significantly reduced to conserve cash. It was not until the first and second quarters of 2006 that sufficient cash was available to allocate more resources to our selling and marketing efforts. During the six months ended June 30, 2006, we added three sales/customer service employees and increased spending for trade shows, advertising, print publications, and employee travel expenses. We anticipate that additional sales staff will be added in 2007.

Administrative expenses were $232,343 for the quarter ended March 31, 2007 as compared to $272,193 for the quarter ended March 31, 2006, a decrease of $39,850, or 15%. The quarter ended March 31, 2006 include a $30,000 payment under a severance agreement to our former Chief Executive Officer and additional internal financial and accounting expenses incurred in connection with our private and public sales of equity securities in 2006. No such similar expenses were incurred in the March 2007 quarter; however, partially offsetting the lack of such expenses in 2007 is a charge of to administration of approximately $17,500 for stock option compensation.

Interest Expense

Interest expense was $11,850 for the quarter ended March 31, 2007 as compared to $150,969 for the quarter ended March 31, 2006, a decrease of $139,119, or 92%. The decrease in the quarter ended March 31, 2007 interest expense is due to the conversion to common stock on April 27, 2006 of $2,701,853 in principal amount of convertible and demand notes, and the conversion to common stock on May 3, 2006 of $2,488,471 in principal amount and accrued interest of bridge notes, as discussed previously in the Overview above.

Income Taxes

At March 31, 2007 and December 31, 2006, Lightspace had operating loss carryforwards of approximately $4,071,000 and $3,384,000, respectively, available to offset future taxable income for United States federal and state income tax purposes. At March 31, 2007 and December 31, 2006, approximately $1,846,000 of the operating loss carryforwards were restricted as to yearly usage, as discussed hereafter. The United States federal tax operating loss carryforwards expire commencing in 2021 through 2027. The state tax operating loss carryforwards expire commencing in 2007 through 2011. Additionally Lightspace had research and development credit carryforwards of approximately $69,000 available to be used as a reduction of federal income taxes.

Our ability to use the operating loss carryforwards and tax credit carryforwards to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986. These restrictions severely limit the future use of the loss carryforwards if certain ownership changes described in the code occur. The common stock ownership changes occurring as a result of the securityholder debt and equity conversion on April 27, 2006 and the conversion of senior secured notes on May 3, 2006 have resulted in reductions and in limitations in the use of the operating loss and tax credit carryforwards. The value of the operating loss carryforwards at the date of the ownership change, $6,313,000, was reduced to $1,846,000. Additionally, in future years, such reduced operating loss carryforwards of $1,846,000 can be used only to offset approximately $90,000 of taxable income per year, if any. The tax credit carryforwards at the date of the ownership change were similarly reduced and restricted. Lightspace may use operating losses and tax credits generated subsequent to the date of the ownership change without limitation. Therefore, in future years, we may be required to pay income taxes even though significant operating loss and tax credit carryforwards exist.

Net Loss

The net loss for the quarter ended March 31, 2007 was $732,490 as compared to a net loss of $913,792 in the quarter ended March 31, 2006. Impacting the quarter ended March 31, 2007, in addition to the preceding discussion, was a charge in the amount of 40,246 related to stock option based compensation. The provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, were first effective for us in the September 2006 quarter, and accordingly no prior financials periods were affected by this pronouncement. At March 31, 2007, total unrecognized stock based compensation expense related to unvested common stock option grants expected to be charged to operations over the next two and one-quarter years is estimated to be approximately $350,000.

Liquidity, Capital Resources and Cash Flow

Lightspace has incurred net operating losses and negative operating cash flows since inception. At December 31, 2006 and March 31, 2007, we had an accumulated retained deficit of $10,311,635 and $11,044,125. At March 31, 2007 we had a stockholders’ deficit of $395,235 and a negative current working capital position of $665,290. As discussed hereafter, on April 30, 2007 we completed the private placement of equity securities, resulting in net proceeds to Lightspace, after expenses of the offering, of approximately $3,484,000. We expect to incur additional losses and negative operating cash flows through at least the September quarter of 2007. We will continue thereafter to incur losses and negative operating cash flows until our revenue growth reaches that level that is able to support our operating expenses.

Lightspace has funded its operations through March 31, 2007 through the private and public issuances of common stock and warrants, Series A Preferred Stock, borrowings from stockholders and others pursuant to convertible and demand notes, bridge notes and senior notes, and sales of Lightspace products.

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

On April 27, 2006, Lightspace and the holders of the bridge notes agreed to convert the outstanding principal and accrued interest under the bridge notes, $2,488,471, into units at a conversion price of $6.40 per unit. On May 3, 2006, we issued 388,821 units, and a small number of shares of common stock and unit warrants representing fractional units, in exchange for the surrender of all of the bridge notes. Each equity unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. In aggregate we issued to the bridge note holders in this transaction: (1) 3,110,585 shares of common stock; (2) 3,110,585 warrants to purchase a total of 3,110,585 shares of common stock at an exercise price of $1.00 per warrant; (3) 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.25 per warrant; and (4) 777,646 warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.63 per warrant.

On November 2, 2006 we closed the public offering period for the sale of our equity units. We sold 600,000 units at an offering price of $6.40 per unit, resulting in aggregate proceeds to Lightspace of $3,840,000. After repayment of principal and interest due on senior notes in the aggregate amount of $1,409,000 and expenses of the offering of $468,000, the net proceeds to Lightspace were approximately $1,963,000. Each equity unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. The sale of 600,000 units sold include an aggregate of: (1) 4,800,000 shares of common stock; (2) 4,800,000 warrants to purchase a total of 4,800,000 shares of common stock at an exercise price of $1.00 per warrant; (3) 1,200,000 warrants to purchase a total of 1,200,000 shares of common stock at an exercise price of $1.25 per warrant; and (4) 1,200,000 warrants to purchase a total of 1,200,000 shares of common stock at an exercise price of $1.63 per warrant. The warrants are exercisable at the option of the holder at any time up until April 30, 2011, at which date the warrants expire.

In connection with the sale of the equity units, Lightspace issued to Griffin Securities, Inc., the underwriter, a unit purchase warrant exercisable for 102,000 units at an exercise price of $7.68 per unit. Each underwriter unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. The units to be issued to Griffin Securities upon exercise of the unit purchase warrant are the same in all respects as the units sold in the public placement.

On April 30, 2007 we sold in a private placement 586,173 units, in the same form sold in our public offering, at the offering price of $6.40 per unit, resulting in aggregate proceeds to Lightspace of $3,751,507. After estimated expenses of the offering of $267,575, the net proceeds to Lightspace were approximately $3,484,000. The sale of 586,173 units resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 4,689,384 warrants to purchase a total of 4,689,384 shares of common stock at an exercise price of $1.00 per warrant; (3) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.25 per warrant; and (4) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.63 per warrant. The warrants are exercisable at the option of the holder at any time up until April 30, 2012, at which date the warrants expire. In the event of a division of our common stock, the warrants will be adjusted proportionately. The warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of common shares. Lightspace has entered into a Registration Rights Agreement with the purchasers of the units, whereby we have agreed to file a registration statement, within 45 days of the closing, to register for resale the shares of common stock, warrants and shares of common stock issuable upon exercise of the warrants, included in the units issued in the private placement to investors and the financial advisor.

In connection with the sale of the equity units, Lightspace paid Griffin Securities, Inc., the financial advisor for the private placement, a fee in the amount of $187,575 and issued to Griffin Securities a purchase warrant exercisable for 58,617 units, in the same form sold in the private placement, at an exercise price of $6.40 per unit.

We used a portion of the net proceeds from the private placement to complete the acquisition of the emagipix technology by the payment of the balance of the cash purchase price of $255,000. The balance of the net proceeds will be used for general working capital purposes, including payment of the expenses of registering the private placement units for resale.

We believe that the proceeds from the April 30, 2007 private placement, together with anticipated revenues from sales of our products, will be sufficient to meet our liquidity requirements for the next 12 months. Our long-term success is dependent bringing our products to the worldwide market and obtaining sufficient sales volume to be profitable. To achieve these objectives, we may be required to raise additional capital through public or private financings or other arrangements. It can not be assured that such financings will be available on terms attractive to us, if at all. Such financings may be dilutive to stockholders and may contain restrictive covenants.

Technology Acquisition

On March 29, 2007, Lightspace Emagipix Corporation (“LEC”), a newly formed wholly-owned subsidiary of Lightspace Corporation, entered into an agreement with Illumination Design Works, Inc. to acquire the assets related to the in process development of its emagipix technology, an interactive lighting technology that utilizes electroluminescent sheets. The purchase price for the emagipix technology consisted of an initial cash payment of $45,000 upon signing the agreement and a cash payment of $255,000 and the issuance of a $950,000 convertible term secured non-recourse note to Illumination Design Works, Inc. upon the closing of the technology purchase.

On April 30, 2007, LEC completed the acquisition of the emagipix technology. In connection with the acquisition, the developer of the emagipix technology (a former officer and co-founder of Lightspace Corporation and the principal owner of Illumination Design Works, Inc.), re-commenced employment with Lightspace.

The $950,000 convertible term secured non-recourse note bears interest a 5% per annum, payable yearly, and is due and payable on April 30, 2011. The note is secured by a pledge of 67% the stock of LEC. The principal of the note is convertible at any time up and until April 30, 2011, at the option of the holder, into the common stock of Lightspace Corporation at a conversion price of $0.80 per share. Upon the occurrence of certain defined events of default by the noteholder, Lightspace has the right to convert the note to common stock at the lower of the conversion price of $0.80 or current market price of the common stock. Lightspace will account for the acquisition of the emagipix technology as the acquisition of in process research and development and record a charge to operations in the June 30, 2007 quarter approximating $1,250,000.

Manufacturing Operations

We currently contract for the production and assembly of interactive tiles from an independent manufacturing company and have had discussions with other contract manufacturers as secondary sources for the production and assembly of our interactive tiles. The current contract manufacturer is ISO certified and, to date, we have not experienced either quality or production difficulties. The production run is scheduled for a minimum of 200 interactive tiles per week, with the ability to increase the weekly production to 400 to 500 interactive tiles, if required.

Deferred Revenue and Backlog

Deferred revenue is represented by: (1) advance deposits received from customers for the future purchase and installation of a Lightspace system and (2) the balance of deferred maintenance revenue to be recognized as income over the remaining term of the maintenance contract. Customer deposits are the segment of backlog that, in addition to being supported by a signed contract, is also supported by a customer advance payment. Our product backlog at March 31, 2007 and December 31, 2006 was $163,200 (261 interactive tiles) and $208,134 (343 interactive tiles), respectively, and was comprised substantially of customer advance payments.

Off-Balance Sheet Arrangements

Lightspace has no off-balance sheet arrangements other than normal lease arrangements.

At December 31, 2006, we leased our office and manufacturing space and certain office equipment. Total rent expense for the years ended December 31, 2006 and 2005 and for the three months ended March 31, 2007 and 2006 was $364,875, $329,754, $81,946 and 95,122, respectively.

Effective May 1, 2006, the Lightspace entered into a five-year lease for approximately 16,000 square feet to be used for office and manufacturing operations. The terms of this new lease provide for average annual base rental payments of approximately $293,500 per year, plus an allocated percentage of the increase in the building operating costs over defined base year operating costs.

The table below sets forth our known contractual obligations as of December 31, 2006

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth on the Company’s Annual Report on Form 10K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 26, 2007. Lightspace’s management urges you to consider the risks and uncertainties described in “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

On April 30, 2007 we sold in a private placement 586,173 units, in the same form sold in our public offering, at the offering price of $6.40 per unit, resulting in aggregate proceeds to Lightspace of $3,751,507. After estimated expenses of the offering of $267,575, the net proceeds to Lightspace were approximately $3,484,000. The sale of 586,173 units resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 4,689,384 warrants to purchase a total of 4,689,384 shares of common stock at an exercise price of $1.00 per warrant; (3) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.25 per warrant; and (4) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.63 per warrant. The warrants are exercisable at the option of the holder at any time up until April 30, 2012, at which date the warrants expire. In the event of a division of our common stock, the warrants will be adjusted proportionately. The warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of common shares. Lightspace has entered into a Registration Rights Agreement with the purchasers of the units, whereby we have agreed to file a registration statement, within 45 days of the closing, to register for resale the shares of common stock, warrants and shares of common stock issuable upon exercise of the warrants, included in the units issued in the private placement to investors and the financial advisor.

In connection with the sale of the equity units, Lightspace paid Griffin Securities, Inc., the financial advisor for the private placement, a fee in the amount of $187,575 and issued to Griffin Securities a purchase warrant exercisable for 58,617 units, in the same form sold in the private placement, at an exercise price of $6.40 per unit.

We used a portion of the net proceeds from the private placement to complete the acquisition of the emagipix technology by the payment of the balance of the cash purchase price of $255,000. The balance of the net proceeds will be used for general working capital purposes, including payment of the expenses of registering the private placement units for resale.

In the above transaction, Lightspace relied on Regulation D of the Securities and Exchange Commission for exemption from the registration requirements of the Securities Act.

Use of Proceeds from Registered Securities

On November 2, 2006 Lightspace closed the public sale of 600,000 units at an offering price of $6.40 per unit, resulting in aggregate proceeds to us of $3,840,000. After repayment of principal and interest due on senior notes in the aggregate amount of $1,409,000 and expenses of the offering of $468,000, the net proceeds to us were $1,963,000.

We have invested the net proceeds of the public offering in short-term interest bearing securities pending the use thereof to fund our development efforts, sales growth and operating losses. None of the public offering expenses were incurred or paid, directly or indirectly, to our director or officers or their associates or to persons owning ten percent or more of our common stock or to any affiliates of ours.

Through March 31, 2007, we used approximately $261,300, $210,500, and $280,000 of the net proceeds of the public offering for sales and marketing, inventory purchases and research and development, respectively. The amount allocated to working capital, $1,263,000, has been use to make payments to trade creditors in the normal course of business and to fund the normal recurring expenses in our operations and administrative departments. As of March 31, 2007, we have fully expended the net proceeds from the sale of units.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On April 30, 2007 the stockholders of the Lightspace, acting by written consent by holders of 5,585,856 shares of voting common stock, constituting 52.7% of the issued and outstanding shares of voting common stock at that date, approved an amendment to the Certificate of Incorporation to increase the authorized shares of the Company's $0.0001 par value common stock to 75,000,000 authorized shares from 30,000,000 authorized shares.

Item 5. Other Information

None

Item 6. Exhibits

The following is a complete list of exhibits filed with the Form 10-Q.

Exhibit No.		Description
1.3a	(1)	Amendment 1, dated April 30, 2007, to Warrant Agreement, dated May 1, 2007, with
		Continental Stock Transfer & Trust Company
3.1	(1)	Amendment to Certificate of Incorporation of Lightspace Corporation
10.13	(1)	Form of Unit Subscription Agreement, dated April 11, 2007
10.13a	(1)	Form of Amendment No.1, dated April 30, 2007, to Unit Subscription Agreement
10.13b	(1)	Form of Amendment No.2, dated April 30, 2007, to Unit Subscription Agreement
10.14	(1)	Form of Registration Rights Agreement, dated April 30, 2007
31.1	(3)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Gary Florindo
32.1	(3)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	(2)	Agreement for the Purchase and Sale of Assets, dated March 29, 2007
99.2	(2)	Form of 5% Senior Secured Convertible Note, due April 16, 2007
99.3	(2)	Form of Registration Rights Agreement

(1)	Incorporated by reference to a similarly numbered exhibit to our Form 8K filed on May 4, 2007
Commission File No. 333-131857
(2)	Incorporated by reference to a similarly numbered exhibit to our Form 8K filed on April 2, 2007
Commission File No. 333-131857
(3)	Filed herewith

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSPACE CORPORATION

Date: May 14, 2007	By:	/s/ GARY FLORINDO
Gary Florindo President, CEO, CFO and Sole Director