Form 10-Q
period 2007-06-30
Lightspace Corp
filed 2007-08-13
CIK 1311318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From               to
_______________________

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 17, 2007
Common Stock, par value $0.0001	15,282,495 shares

LIGHTSPACE CORPORATION
FORM 10 - Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

1. PART I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$2,437,012	$879,987
Accounts receivable	43,233	52,678
Inventory	458,069	354,234
Other current assets	2,505	4,250
Total current assets	2,940,819	1,291,149

Property and Equipment - Net	120,049	82,298

Other assets	173,217	196,822

Total Assets	$3,234,085	$1,570,269

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable	$237,381	$237,381
Accounts payable	457,168	695,852
Accrued interest	30,289	12,955
Accrued expenses	423,983	200,709
Deferred revenue	81,984	126,363
Total current liabilities	1,230,805	1,273,260

Long-term Debt	950,000	-

Stockholders' Equity
Common stock, $0.0001 par value; authorized 75,000,000 shares;
15,282,495 and 10,593,111 shares issued and outstanding
at June 30, 2007 and December 31, 2006, respectively	1,528	1,059
Additional paid-in capital	14,094,525	10,607,585
Retained earning (deficit)	(13,042,773)	(10,311,635)
Total stockholders' equity	1,053,280	297,009

Total Liabilities and Stockholders' Equity	$3,234,085	$1,570,269

See notes to unaudited consolidated financial statements

LIGHTSPACE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues
Product sales	$484,600	$183,738	$801,134	$208,643
Other	22,095	9,200	39,520	19,859
Total revenues	506,695	192,938	840,654	228,502

Product Cost	353,605	262,183	624,870	349,404
Gross Margin	153,090	(69,245)	215,784	(120,902)

Operating Expenses
Research and development	1,541,691	270,442	1,791,739	496,782
Selling and marketing	358,481	278,589	659,424	491,222
General and administrative	242,042	181,724	474,385	453,917
Total operating expenses	2,142,214	730,755	2,925,548	1,441,921

Operating Loss	(1,989,124)	(800,000)	(2,709,764)	(1,562,823)

Other Income (Expense)
Net gain on debt and equity conversion	-	402,298	-	402,298
Interest expense - net	(9,524)	(74,859)	(21,374)	(225,828)
Total other income (expense)	(9,524)	327,439	(21,374)	176,470

Loss Before Provision For Income Taxes	(1,998,648)	(472,561)	(2,731,138)	(1,386,353)

Provision For Income Taxes	-	-	-	-
Net Loss	$(1,998,648)	$(472,561)	$(2,731,138)	$(1,386,353)

Basic and Diluted Net Loss Per Share	$(0.15)	$(0.11)	$(0.22)	$(0.54)

Weighted Average Common Shares Outstanding	13,719,367	4,187,801	12,156,239	2,582,492

See notes to unaudited consolidated financial statements

LIGHTSPACE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Series A Convertible
	Preferred Stock		Common Stock		Additional	Retained	Stockholders'
	Shares		Shares		Paid-In	Earnings	Equity
	Issued	Amount	Issued	Amount	Capital	(Deficit)	(Deficit)
Balance December 31, 2005	133,732	13	977,182	98	2,092,612	(7,603,215)	(5,510,492)

Conversion of notes payable			1,544,865	154	2,724,622		2,724,776

Conversion of senior notes			3,110,585	311	2,488,160		2,488,471

Conversion of preferred stock	(133,732)	(13)	160,479	16	85,586		85,589

Issuance of common warrants					264,345		264,345

Expenses of private placement					(499,595)		(499,595)

Public sale of equity securities			4,800,000	480	3,839,520		3,840,000

Expenses of public offering					(468,157)		(468,157)

Stock option compensation					80,492		80,492

Net loss						(2,708,420)	(2,708,420)
Balance December 31, 2006	-	-	10,593,111	1,059	10,607,585	(10,311,635)	297,009

Stock option compensation					47,409		47,409

Private placement of equity securities			4,689,384	$469	$3,751,038		3,751,507

Expenses of private placement					$(311,507)		(311,507)

Net loss for six months						$(2,731,138)	(2,731,138)
Balance June 30, 2007	-	$-	15,282,495	$1,528	$14,094,525	$(13,042,773)	$1,053,280

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
Cash Flows (Uses) from Operating Activities:
Net loss	$(2,731,138)	$(1,386,353)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and amortization	20,400	17,754
Amortization of fair value of stock warrants	23,610	-
Debt and preferred stock conversion adjustments:
Fair value of common stock warrants issued	-	350,018
Fair value of common stock issued	-	264,345
Non-cash gain on debt conversion	-	(890,765)
Provision for stock option compensation	47,409	-
R&D acquisition	950,000	-
Other changes in assets and liabilities:
Accounts receivable	9,445	(82,232)
Inventory	(103,835)	(88,511)
Other current assets	1,744	(16,087)
Other assets	-	(127,355)
Accounts payable and accrued expenses	1,920	705,326
Deferred revenue	(44,379)	132,844
Net cash (used) in operating activities	(1,824,824)	(1,121,016)

Cash Flows (Uses) From Investing Activities:
Purchases of property and equipment	(58,151)	(22,983)
Net cash (used) in investing activities	(58,151)	(22,983)

Cash Flows (Uses) From Financing Activities:
Proceeds from notes payable	-	1,520,000
Proceeds from sale of common stock	3,751,507	-
Expense of private placement	(311,507)	(499,595)
Net cash provided from financing activities	3,440,000	1,020,405

Net Increase (Decrease) in Cash and Cash Equivalents	1,557,025	(123,594)
Cash and Cash Equivalents - beginning of period	879,987	123,951
Cash and Cash Equivalents - end of period	$2,437,012	$357

See notes to unaudited consolidated financial statements

Non-cash financing activities:
Issuance of notes payable	$950,000	$-

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

1. NATURE OF THE BUSINESS AND OPERATIONS

Lightspace Corporation (the “Company”), incorporated in August 2001 as a Delaware corporation, provides interactive lighting entertainment products to numerous industries including retail stores, family entertainment centers, theme parks, fashion shows, nightclubs, special events, stage lighting and sound, health clubs and architectural lighting and design.

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

The Company has incurred net operating losses and negative operating cash flows since inception. As of June 30, 2007, the Company had an accumulated retained earnings deficit of $13,042,773. The Company has funded its operations through June 30, 2007 through the issuance of private and public placements of equity securities, borrowings from stockholders and others, and sales of Lightspace products. The Company’s long-term success is dependent on obtaining sufficient capital to fund its operations and development of its products, bringing such products to the worldwide market, and obtaining sufficient sales volume to be profitable.

2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Lightspace Emagipix Corporation, a wholly-owned subsidiary organized as of March 29, 2007. All intercompany transactions have been eliminated in the consolidation.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has incurred a net loss from operations of $2,731,138 for the six month period ended June 30, 2007. Further, the Company has accumulated net losses from operations of $13,042,773 at that date. These factors, among others, indicate that there is substantial uncertainty that the Company will continue as a going concern. The financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The consolidated statement of financial position as of June 30, 2007, the consolidated statements of operations and cash flows for the three months and/or six months ended June 30, 2007 and 2006, and the consolidated statement of changes in stockholders’ equity for the period from January 1, 2007 through June 30, 2007 are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. Such financial statements do not include all of the information and disclosures required for audited financial statements. In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of its operations, cash flows, and changes in stockholders’ equity for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results that can be expected for any other interim period or any fiscal year.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

3. RECOGNITION OF SALES

The Company recognizes revenue from the sale of its entertainment systems when all of the following conditions have been met: (1) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (2) the Company’s products have been delivered and risk of loss has passed to the customer; (3) the Company has completed all of the necessary terms of the contract possibly including but not limited to, installation of the product and training; (4) the amount of revenue to which the Company is entitled is fixed or determinable; and (5) the Company believes it is probable that it will be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, the Company defers recognition of revenue. Revenue from maintenance contracts is recorded on a straight-line basis over the term of the contract. The estimated costs of warranty obligations and other allowances are recognized at the time of revenue recognition based upon contract terms and prior claims experience. An allowance for uncollectible receivables is established by a charge to operations, when in the opinion of the Company, it is probable that the amount due to the Company will not be collected.

4. TECHNOLOGY ACQUISITION AND PRIVATE PLACEMENT OF SECURITIES

On March 29, 2007, Lightspace Emagipix Corporation (“LEC”), a newly formed, wholly-owned subsidiary of Lightspace Corporation, entered into an agreement with Illumination Design Works, Inc. to acquire the assets related to the in-process development technology emagipix, an interactive lighting technology that utilizes electroluminescent sheets. The purchase price for the emagipix technology consisted of an initial cash payment of $45,000 a cash payment of $255,000 and the issuance of a $950,000 convertible term secured non-recourse note to Illumination Design Works, Inc. upon the closing of the technology purchase.

On April 30, 2007, LEC completed the acquisition of the emagipix technology. In connection with the acquisition, the developer of the emagipix technology, David Hoch, (a former officer and co-founder of Lightspace Corporation and the principal owner of Illumination Design Works, Inc.), re-commenced employment with Lightspace. Upon employment with Lightspace as Chief Scientist, the Company granted Mr. Hoch options to purchase 250,000 shares of common stock at an exercise price of $0.80 per share.

The $950,000 convertible term secured non-recourse note bears interest at 5% per annum, payable yearly, and is due and payable on April 30, 2011. The note is secured by a pledge of 67% of the stock of LEC. The principal of the note is convertible at any time up and until April 30, 2011, at the option of the holder, into the common stock of Lightspace Corporation at a conversion price of $0.80 per share, the fair market value of the Company’s common stock at April 30, 2007. Upon the occurrence of certain defined events of default by the noteholder, Lightspace has the right to convert the note to common stock at the lower of the conversion price of $0.80 or current market price of the common stock.

The Company estimates that the cost to complete the development of the emagipix technology will be between $1.5 million and $2.0 million. The Company further expects that the technology will be commercially available within three years. The Company accounted for the acquisition of the emagipix technology as the acquisition of in process research and development and recorded a charge to operations in the June 30, 2007 quarter of $1,306,612, which included legal fees incurred in connection with the acquisition.

On April 30, 2007 the Company closed a private placement of its equity units. The Company sold 586,173 units at the offering price of $6.40 per unit, resulting in aggregate proceeds to the Company of $3,751,507. After estimated expenses of the offering of $311,507, the net proceeds to the Company were approximately $3,440,000. Each equity unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. The sale of 586,173 units resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 4,689,384 warrants to purchase a total of 4,689,384 shares of common stock at an exercise price of $1.00 per warrant;

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

4. TECHNOLOGY ACQUISITION AND PRIVATE PLACEMENT OF SECURITIES - Continued

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

The Company used a portion of the net proceeds from the private placement to complete the acquisition of the emagipix technology by the payment of the cash purchase price of $300,000. The balance of the net proceeds will be used for general working capital purposes.

As a result of the private placement, issued and outstanding shares of the Company’s common stock at June 30, 2007 increased to 15,282,495 from 10,593,111 at March 31, 2007. Additionally, issued and outstanding common stock warrants at June 30, 2007 were 23,634,205, exercisable at prices that range from $0.80 to $7.50. At March 31, 2007, the Company had issued and outstanding common stock warrants in the aggregate amount of 15,427,789, exercisable at prices that range from $0.80 to $7.50.

5. LOSS PER SHARE

Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are excluded from the calculation for all periods presented as their inclusion would be anti-dilutive. Dilutive securities consist of common stock options, common stock warrants and convertible debt.

The following potentially dilutive securities were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Common stock options	1,718,685	58,080	1,718,685	58,080
Common stock warrants	23,634,205	6,187,789	23,634,205	6,187,789
Convertible debt	1,187,500	-	1,187,500	-
Total	26,540,390	6,245,869	26,540,390	6,245,869

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30,

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

In June 2006, the Company’s stockholders and Board of Directors approved adoption of the 2006 Stock Incentive Plan (the “2006 Stock Plan”), pursuant to which up to 2,118,622 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. In 2006 and the six months ended June 30, 2007, under the 2006 Stock Plan, the Company granted to officers and key employees, before cancellations, 1,836,810 and 525,000 options respectively, to purchase 1,836,810 and 525,000 shares of common stock at an exercise price of $0.80 per option. The options vest ratably over a three year period and expire in periods from five to ten years. Under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, the Company determined the total stock-based compensation expense for these option grants was $483,000 and $137,000, utilizing the following assumptions: volatility - 57% and 53%; estimated option exercise period - 2 to 3 years; risk free interest rate - 5.14% to 5.17%, and 4.54% to 4.78%; and expected total forfeitures related these option grants of 6.9% in both periods.

The provision for stock-based compensation for common stock options granted under the 2006 Stock Plan for the six month period ended June 30, 2007 was $47,409. The Company did not record a tax benefit related to the provision for stock-based compensation due to the Company’s net operating loss carryforwards; accordingly, the net loss for the six month period ended June 30, 2007 was increased by $47,409.

7. INVENTORY

At June 30, 2007 and December 31, 2006, inventory consisted of raw materials of $219,385 and $274,570, and finished products of $238,684 and $79,664, respectively. Included in raw materials at June 30, 2007 and December 31, 2006 are $129,688 and $202,810 of advance payments to suppliers for the purchase of component parts, respectively.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30,

8. COMMON STOCK

On April 30, 2007 the stockholders of the Company approved resolutions to increase the authorized shares of the Company's $0.0001 par value common stock to 75,000,000 authorized shares from 30,000,000 authorized shares to provide for the issuance of the equity units in the private placement that closed as of April 30, 2007 and for other corporate purposes.

As a result of the private placement, issued and outstanding shares of the Company’s common stock at June 30, 2007 increased to 15,282,495 from 10,593,111 at March 31, 2007. Additionally, issued and outstanding common stock warrants at June 30, 2007 increased to 23,634,205 from 15,427,789 at March 31, 2007. The stock warrants are exercisable at prices that range from $0.80 to $7.50.

9. STOCK INCENTIVE PLANS

In September 2005, the Company’s stockholders and Board of Directors approved the 2005 Stock Incentive Plan (the “2005 Stock Plan”). The 2005 Plan provides that the Board of Directors may grant up to 72,080 incentive stock options and/or nonqualified stock options to directors, officers, key employees and consultants. The 2005 Stock Plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. Options expire in ten years or less from the date of grant and vest over a period not to exceed four years. At June 30, 2007, the Company has reserved 51,530 shares of common stock for issuance under the 2005 Stock Plan. Concurrent with the approval and adoption of the 2006 Stock Incentive Plan in June of 2006, no additional options can be granted under the 2005 Stock Plan.

In June 2006, the Company’s stockholders and Board of Directors approved adoption of the 2006 Stock Incentive Plan (the “2006 Stock Plan”), pursuant to which up to 2,118,622 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. The 2006 Stock Plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. Options expire in ten years or less from the date of grant and vest over a period not to exceed four years. As of June 30, 2007 the Company has reserved 2,118,622 shares of common stock for issuance under the 2006 Stock Plan.

Combined information with respect to stock options issued under the 2005 and 2006 Stock Plans for the six month period ended June 30, 2007 is summarized as follows:

	June 30, 2007
		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding January 1, 2007	1,820,490	$0.80
Options granted	525,000	0.80
Options exercised	-	-
Options cancelled	(626,805)	(0.80)
Options outstanding June 30, 2007	1,718,685	$0.80

Options exercisable at June 30, 2007	32,015	$0.83
Weighted average fair value of 2007 options granted		$0.28
Weighted average contractual life (years) options outstanding	9 1/3
Options available for grant at June 30, 2007	451,467

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30,

10. STOCK WARRANTS

Issued and outstanding warrants to purchase common stock of the Company are as follows:

		Exercise	June 30,	December 31,
Type of Warrant	Date Issued	Price	2007	2006
$0.80 exchange warrant	April 27, 2006	$0.80	361,252	361,252
$1.00 exchange warrant	April 27, 2006	$1.00	276,370	276,370
$3.00 exchange warrant	April 27, 2006	$3.00	649,892	649,892
$7.50 exchange warrant	April 27, 2006	$7.50	234,398	234,398
$0.80 unit warrant	April 30, 2007	$0.80	468,936	-
$0.96 unit warrant	November 2, 2006	$0.96	816,000	816,000
$1.00 unit warrant	2006 and April 30, 2007	$1.00	13,884,905	8,726,585
$1.25 unit warrant	2006 and April 30, 2007	$1.25	3,471,226	2,181,646
$1.63 unit warrant	2006 and April 30, 2007	$1.63	3,471,226	2,181,646
Total common stock warrants outstanding			23,634,205	15,427,789

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

Additionally, in connection with the securityholder conversion and exchange, $237,381 in principal amount of existing notes held by the former CEO were converted into a $237,381 contingent promissory note. The
Company issued to the former CEO 361,252 exchange warrants to purchase a total of 361,252 shares of common stock at an exercise price of $0.80 per warrant. The warrants expire on April 30, 2011, unless the terms for payment of the contingent promissory note are not met, in which case the warrants will expire on June 30, 2009. The value of the warrants at April 27, 2006 was determined to be $125,896 under the fair value computation method utilizing a 4.89% risk free interest rate assumption, 59% volatility factor and an expected life of three years. The $125,896 has been classified as deferred financing costs, chargeable to operations as additional interest expense over three years, and as an increase to additional paid-in-capital. The exchange warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of shares of common stock.

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

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30,

10. STOCK WARRANTS - Continued

On November 2, 2006 the Company closed the initial public offering period for the sale of its securities. The Company sold 600,000 units at an offering price of $6.40 per unit, resulting in aggregate proceeds to the Company of $3,840,000. The sale of 600,000 units, including warrants issued to the underwriter as compensation, resulted in the issuance of: (1) 4,800,000 shares of common stock; (2) 816,000 unit warrants to purchase a total of 816,000 shares of common stock at an exercise price of $0.96 per warrant (pursuant to the unit warrants issued to the underwriter); (3) 5,616,000 unit warrants to purchase a total of 5,616,000 shares of common stock at an exercise price of $1.00 per warrant; (4) 1,404,000 unit warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.25 per warrant; and (5) 1,404,000 unit warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.63 per warrant. The unit warrants are exercisable at the option of the holder at any time up until April 30, 2011, at which date the warrants expire. In the event of a division of the Company’s common stock, the warrants will be adjusted proportionately. No value has been assigned to the unit warrants issued in connection with the sale of units. The unit warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of shares of common stock.

On April 30, 2007 the Company closed the offering period for the private sale of equity units. The Company sold 586,173 units at the offering price of $6.40 per unit, resulting in aggregate proceeds to the Company of $3,751,507. The sale of 586,173 units and the issuance to the financial advisor of a unit purchase warrant exercisable for 58,617 units identical to the units sold in the private placement resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 468,936 unit warrants to purchase a total of 468,936 shares of common stock at an exercise price of $0.80 per warrant (3) 5,158,320 unit warrants to purchase a total of 5,158,320 shares of common stock at an exercise price of $1.00 per warrant; (4) 1,289,580 unit warrants to purchase a total of 1,289,580 shares of common stock at an exercise price of $1.25 per warrant; and (5) 1,289,580 unit warrants to purchase a total of 1,289,580 shares of common stock at an exercise price of $1.63 per warrant. The unit warrants are exercisable at the option of the holder at any time up until April 30, 2012, at which date the warrants expire. In the event of a division of the Company’s common stock, the warrants will be adjusted proportionately. The warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of common shares. The Company has entered into a Registration Rights Agreement with the purchasers of the units, whereby the Company has agreed to file a registration statement to register for resale the shares of common stock, warrants and shares of common stock issuable upon exercise of the unit warrants, included in the units issued in the private placement to investors and the financial advisor.

At June 30, 2007 and December 31, 2006, the weighted average exercise price of the common stock warrants outstanding was $1.24 and $1.30, respectively. At June 30, 2007, the common stock warrants have an average remaining life of approximately four and one-quarter years.

11. INCOME TAXES

The Company has recorded no provisions or benefits for income taxes for any period presented due to the net operating losses incurred and the uncertainty as to the recovery of such net operating losses and other deferred tax assets as a reduction of possible future taxable income, if any.

At June 30, 2007 and December 31, 2006, the Company had operating loss carryforwards of approximately $5,664,000 and $3,384,000, respectively, available to offset future taxable income for United States federal and state income tax purposes. At June 30, 2007 and December 31, 2006, approximately $4,231,000 and $1,846,000 of the operating loss carryforwards were restricted as to yearly usage, as discussed hereafter. The United States federal tax operating loss carryforwards expire commencing in 2021 through 2027. The state tax operating loss carryforwards expire commencing in 2007 through 2011.

The Company’s ability to use the operating loss carryforwards and tax credit carryforwards to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986. These restrictions severely limit the future use of the loss carryforwards if certain ownership changes described in

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30,

11. INCOME TAXES - Continued

the code occur. The common stock ownership changes occurring as a result of the securityholder debt and equity conversion on April 27, 2006, the conversion of senior secured notes on May 3, 2006, the public offering of equity securities on November 2, 2006 and the private placement on April 30, 2007 have resulted in reductions and in limitations in the use of the operating loss and tax credit carryforwards. The value of the operating loss carryforwards on April 27, 2006 was reduced to $1,845,580 and limited to approximately $92,000 per year. On April 30, 2007, subsequent carryforwards became restricted to approximately $351,000 per year. The Company has approximately $1,433,000 of carryforwards that have no usage restrictions and can therefore be used without limitation. Due to these restrictions, in future years, the Company may be required to pay income taxes even though significant operating loss and tax credit carryforwards exist.

12. SEGMENT INFORMATION

The Company conducts its operations and manages its business in one segment, the manufacture of hardware and development of software for interactive lighting entertainment. Revenues, denominated in U.S. dollars, by geographical region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

United States	$308,133	$192,892	$524,677	$228,502
Europe	177,906	-	204,695	-
Asia	20,657	-	45,947	-
South America	-	-	42,417	-
Canada	-	-	22,918	-
Total	$506,696	$192,892	$840,654	$228,502

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

On April 30, 2007, we completed the acquisition of the in process development emagipix technology from Illumination Design Works, Inc. emagipix technology is an interactive lighting technology that utilizes electroluminescent sheets. The purchase price for the emagipix technology consisted of a cash payment of $300,000 and the issuance of a $950,000 convertible term secured non-recourse note. In connection with the acquisition, the developer of the emagipix technology (a former officer and co-founder of Lightspace Corporation and the principal owner of Illumination Design Works, Inc.), re-commenced employment with Lightspace. Lightspace accounted for the acquisition of the emagipix technology as the acquisition of in process research and development and recorded a charge to operations in the June 30, 2007 quarter of the $1,250,000 purchase price and $56,612 in related legal expenses.

On April 11, 2007, Lightspace commenced the private placement of up to 600,000 equity units at an offering price of $6.40 per unit. Each equity unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. On April 30, 2007 we closed the offering period for our equity units. Lightspace sold 586,173 units at the offering price of $6.40 per unit, resulting in aggregate proceeds of $3,751,507. After expenses of the offering of $311,507, the net proceeds to Lightspace were approximately $3,440,000.

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

Revenue and Operating Results

For the three months ended June 30, 2007, revenue was $506,695, an increase of $313,757 from revenue of $192,938 recorded in the quarter ended June 30, 2006. The net loss for the quarter ended June 30, 2007 was $1,998,648, as compared to a net loss for the quarter ended June 30, 2006 of $472,561. The net loss for the three and six months ended June 30, 2007, includes a charge to research and development operating expense of $1,306,612 related to the in-process development of the emagipix technology.

Revenue for the three months ended June 30, 2007 was comprised of revenue from the sale of products, $484,600, and other revenue of $22,095, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In this period, there were 11 Lightspace Play new installation sites and one Lightspace Dance new installation site, representing 734 interactive tiles. Revenue for the three months ended June 30, 2006 was comprised of revenue from the sale of products, $183,738, and other revenue of $9,200, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the three months ended June 30, 2006, there were three Lightspace Play new installation sites and three Lightspace Design new installation sites, representing 242 interactive tiles.

For the three months ended June 30, 2007, sales of Lightspace products were made to customers in the United States - $308,133; Europe - $177,906; and Asia - $20,657. During this period, one customer accounted for over 50% of revenues, and two customers accounted for approximately 12% each. These three customers were new to the Company and aggregated $372,000. For the three months ended June 30, 2006, sales of Lightspace products were made entirely to customers in the United States - $192,892. During the 2006 period, five Lightspace customers accounted for approximately 95% of revenues, with two customers comprising approximately 27% and 24% of revenues. Sales to these five customers aggregated $183,738 in the 2006 three-month period.

For the six months ended June 30, 2007, revenue was $840,654, an increase of $612,152 from revenue of $228,502 recorded in the six months ended June 30, 2006. The net loss for the six months ended June 30, 2007 was $2,731,138, as compared to a net loss for the six months ended June 30, 2006 of $1,386,353. The revenue for the six months ended June 30, 2007 was comprised of revenue from the sale of products, $801,134, and other revenue of $39,520, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the six months ended June 30, 2007, there were 23 Lightspace Play new installation sites, one Lightspace Dance new installation site and one Lightspace Design new installation site, representing 1,243 interactive tiles. The revenue for the six months ended June 30, 2006 was comprised of revenue from the sale of products, $208,643, and other revenue of $19,859, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the six months ended June 30, 2006, there were four Lightspace Play new installation sites and three Lightspace Design new installation sites, representing 314 interactive tiles.

For the six months ended June 30, 2007, sales of Lightspace products were made to customers in the United States - $524,677; Europe - $204,695; Asia - $45,947; South America - $42,417; and Canada - $22,918. During this period, one new Lightspace customer accounted for over 30% of revenues. For the six months ended June 30, 2006, sales of Lightspace products were made entirely to customers in the United States - $228,502. During this period, six Lightspace customers accounted for 94% of revenues. Each of these customers accounted for over 10% individually, with the top two customers comprising 43% of total revenues. Sales to these customers aggregated $214,161 in the 2006 six-month period.

Our product backlog at June 30, 2007 was $135,307, representing 190 interactive tiles. We expect that this backlog will be shipped and installed in the September 2007 quarter. Product backlog at December 31, 2006 was $208,134, representing 343 interactive tiles. Cancellation of a signed contract or order included in product backlog requires the consent of Lightspace.

Net Loss

The net loss for the three months ended June 30, 2007 was $1,998,648 as compared to a net loss of $472,561 in the three months ended June 30, 2006. The net loss for the six months ended June 30, 2007 was $2,731,138 as compared to a net loss of $1,386,353 in the six months ended June 30, 2006. Impacting the 2007 periods, in addition to the preceding discussion, was a charge in the amount of $1,306,612 related to the acquisition of the emagipix technology.

Product Cost and Gross Margin

For the quarters ended June 30, 2007 and 2006, Lightspace recorded gross margins of $153,090, or 30%, and a negative $69,245, or negative 36%, respectively. For the six months ended June 30, 2007 and 2006, Lightspace recorded gross margins of $215,784, or 26%, and a negative $120,902, or negative 53%, respectively Product cost includes the direct cost of materials, associated freight charges, and the allocated per unit cost of the contractor's manufacturing labor, overhead and profit associated with products sold. For the most part, these costs are variable and increase or decrease with volume. Product cost also includes our personnel and related expenses assigned to manufacturing and customer service. These latter costs tend to be a fixed cost that decreases on a per unit basis as volume increases.
Operating Expenses

For the three months ended June 30, 2007, research and development spending was $1,541,691 compared to $270,442 for the three month period ended June 30, 2006. The $1,271,249 difference is primarily related to the acquisition of the Emagipix technology, a charge to operations in April 2007 of $1,306,612. Research and development spending was $1,791,739 for the six months ended June 30, 2007 as compared to $496,782 for the six months ended June 30, 2006. Research and development spending for 2007 has focused primarily on hardware and software enhancements for our current generation of tile as well as expenditures on the development of the next generation of our interactive tiles.

Selling and marketing expenditures were $358,481 for the three months ended June 30, 2007 as compared to $278,589 for the three months ended June 30, 2006, an increase of $79,892, or 29%. Selling and marketing expenditures were $659,424 for the six months ended June 30, 2007 as compared to $491,222 for the six months ended June 30, 2006, an increase of $168,202, or 34%. The increased expenditures were a result of added sales and customer service staff and increased spending for trade shows, advertising, print publications, and employee travel expenses. We anticipate that additional sales staff will be added in the second half of 2007.

Administrative expenses were $242,042 for the three months ended June 30, 2007 as compared to $181,724 for the three months ended June 30, 2006, an increase of $60,318, or 33%. Administrative expenses were $474,385 for the six months ended June 30, 2007 as compared to $453,917 for the six months ended June 30, 2006, an increase of $20,468, or 5%. Increases in 2007 can be attributed primarily to administrative expenses incurred in the April 30, 2007 private placement.

Interest Expense

Net interest expense was $9,524 for the three months ended June 30, 2007 as compared to $74,859 for the three months ended June 30, 2006, a decrease of $65,335, or 87%. Net interest expense was $21,374 for the six months ended June 30, 2007 as compared to $225,828 for the six months ended June 30, 2006. Increases in net interest expense include approximately $7,900 in accrued interest from the $950,000 note related to the emagipix technology purchase. The overall decreases in net interest expense are due to the conversion to common stock on April 27, 2006 of $2,701,853 in principal amount of convertible and demand notes, and the conversion to common stock on May 3, 2006 of $2,488,471 in principal amount and accrued interest of bridge notes, as discussed in overview above.

Income Taxes

The Company has recorded no provisions or benefits for income taxes for any period presented due to the net operating losses incurred and the uncertainty as to the recovery of such net operating losses and other deferred tax assets as a reduction of possible future taxable income, if any.

At June 30, 2007 and December 31, 2006, the Company had operating loss carryforwards of approximately $5,664,000 and $3,384,000, respectively, available to offset future taxable income for United States federal and state income tax purposes. At June 30, 2007 and December 31, 2006, approximately $4,231,000 and $1,846,000 of the operating loss carryforwards were restricted as to yearly usage. The common stock ownership changes occurring as a result of the securityholder debt and equity conversion on April 27, 2006, the conversion of senior secured notes on May 3, 2006, the public offering of equity securities on November 2, 206 and the private placement on April 30, 2007 have resulted in reductions and in limitations in the use of the operating loss and tax credit carryforwards. The value of the operating loss carryforwards on April 27, 2006 was reduced to approximately $1,846,000 and limited to approximately $92,000 per year. On April 30, 2007, subsequent carryforwards became restricted to approximately $351,000 per year. The Company has approximately $1,433,000 of carryforwards that have no usage restrictions and can therefore be used without limitation. We have provided a valuation allowance equal to the full amount of the deferred tax asset related to the operating loss carryforwards, tax credits and other items deductible against future taxable income, if any, and will continue to fully reserve the deferred tax asset until it can be ascertained that all or a portion of the asset will be realized.

Liquidity, Capital Resources and Cash Flow

Lightspace has incurred net operating losses and negative operating cash flows since inception. At December 31, 2006 and June 30, 2007, we had an accumulated retained deficit of $10,311,635 and $13,042,773, respectively. We expect to incur additional losses and negative operating cash flows through at least the December quarter of 2007. We will continue thereafter to incur losses and negative operating cash flows until our revenue growth reaches a level that is able to support our operating expenses.

Lightspace has funded its operations through June 30, 2007 through the private and public issuances of common stock and warrants, Series A Preferred Stock, borrowings from stockholders and others pursuant to convertible and demand notes, bridge notes and senior notes, and sales of Lightspace products.

On April 30, 2007 the Company closed a private placement of its equity units. The Company sold 586,173 units at the offering price of $6.40 per unit, resulting in aggregate proceeds to the Company of $3,751,507. After estimated expenses of the offering of $311,507, the net proceeds to the Company were approximately $3,440,000. Each equity unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. The sale of 586,173 units resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 4,689,384 warrants to purchase a total of 4,689,384 shares of common stock at an exercise price of $1.00 per warrant; (3) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.25 per warrant; and (4) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.63 per warrant. The warrants are exercisable at the option of the holder at any time up until April 30, 2012, at which date the warrants expire. In the event of a division of the Company’s common stock, the warrants will be adjusted proportionately. The warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of common shares. The Company has entered into a Registration Rights Agreement with the purchasers of the units, whereby Lightspace has agreed to file a registration statement, within 45 days of the closing, to register for resale the shares of common stock, warrants and shares of common stock issuable upon exercise of the warrants, included in the units issued in the private placement to investors and the financial advisor.

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

We believe that the proceeds from the April 30, 2007 private placement, together with anticipated revenues from sales of our products, will be sufficient to meet our liquidity requirements for the next 10 - 12 months. Our long-term success is dependent bringing our products to the worldwide market and obtaining sufficient sales volume to be profitable. To achieve these objectives, we may be required to raise additional capital through public or private financings or other arrangements. It can not be assured that such financings will be available on terms attractive to us, if at all. Such financings may be dilutive to stockholders and may contain restrictive covenants.

Technology Acquisition

On March 29, 2007, Lightspace Emagipix Corporation (“LEC”), a newly formed wholly-owned subsidiary of Lightspace Corporation, entered into an agreement with Illumination Design Works, Inc. to acquire the assets related to the in-process development technology emagipix, an interactive lighting technology that utilizes electroluminescent sheets. The purchase price for the emagipix technology consisted of an initial cash payment of $45,000 and a cash payment of $255,000 and the issuance of a $950,000 convertible term secured non-recourse note to Illumination Design Works, Inc. upon the closing of the technology purchase.

On April 30, 2007, LEC completed the acquisition of the emagipix technology. In connection with the acquisition, the developer of the emagipix technology, Mr. David Hoch, (a former officer and co-founder of Lightspace Corporation and the principal owner of Illumination Design Works, Inc.), re-commenced employment with Lightspace. Upon employment with Lightspace as Chief Scientist, the Company granted Mr. Hoch options to purchase 250,000 shares of common stock at an exercise price of $0.80 per share.

The $950,000 convertible term secured non-recourse note bears interest at 5% per annum, payable yearly, and is due and payable on April 30, 2011. The note is secured by a pledge of 67% of the stock of LEC. The principal of the note is convertible at any time up and until April 30, 2011, at the option of the holder, into the common stock of Lightspace Corporation at a conversion price of $0.80 per share, the fair market value of the Company’s common stock at April 30, 2007. Upon the occurrence of certain defined events of default by the noteholder, Lightspace has the right to convert the note to common stock at the lower of the conversion price of $0.80 or current market price of the common stock.

The Company estimates that the cost to complete the development of the emagipix technology will be between $1.5 million and $2.0 million. The Company further expects that the technology will be commercially available within three years. Lightspace accounted for the acquisition of the emagipix technology as the acquisition of in process research and development and recorded a charge to operations in the June 30, 2007 quarter of $1,306,612, which included legal fees incurred in connection with the acquisition.

Manufacturing Operations

We currently contract for the production and assembly of interactive tiles from an independent manufacturing company and have had discussions with other contract manufacturers as secondary sources for the production and assembly of our interactive tiles. The current contract manufacturer is ISO certified and, to date, we have not experienced either quality or production difficulties. The production run is scheduled for a minimum of 200 interactive tiles per week, with the ability to increase the weekly production to 400 to 500 interactive tiles, as required.

Deferred Revenue and Backlog

Deferred revenue is represented by: (1) advance deposits received from customers for the future purchase and installation of a Lightspace system and (2) the balance of deferred maintenance revenue to be recognized as income over the remaining term of the maintenance contract. Our product backlog at June 30, 2007 and December 31, 2006 was $135,307 (190 interactive tiles) and $208,134 (343 interactive tiles), respectively.

Off-Balance Sheet Arrangements

Lightspace has no off-balance sheet arrangements other than normal lease arrangements.

We lease our office and manufacturing space and certain office equipment under operating leases. Total rent expense for the three and six months ended June 30, 2007 and 2006 was $75,371, $151,530, $87,440 and $176,868, respectively.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, :Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of income tax positions taken or expected to be taken on an income tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. Lightspace adopted this interpretation on January 1, 2007. See Note 11, “Income Taxes” above for a discussion of its effect on the Company’s financial condition, its results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for consistently measuring fair value under GAAP, end expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. We are currently evaluating whether the adoption of this statement will have a material effect on our financial condition, our results of operations or liquidity.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of the fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”. Lightspace is currently evaluating whether the adoption of this statement will have a material effect on its financial condition, its results of operations or liquidity.

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

Revenue Recognition. Lightspace recognizes revenue from the sale of its entertainment systems when all of the following conditions have been met: (1) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products have been delivered and risk of loss has passed to the customer; (3) we have completed all of the necessary terms of the contract possibly including but not limited to, installation of the product and training; (4) the amount of revenue to which we are entitled is fixed or determinable; and (5) we believe it is probable that we will be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, Lightspace defers recognition of revenue. Revenue from maintenance contracts is recorded on a straight-line basis over the term of the contract. An allowance for uncollectible receivables is established by a charge to operations, when in our opinion it is probable that the amount due to Lightspace will not be collected.

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

(b) Changes in internal control over financial reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 26, 2007. Lightspace’s management urges you to consider the risks and uncertainties described in “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

On April 30, 2007 we sold in a private placement 586,173 units, in the same form sold in our public offering, at the offering price of $6.40 per unit, resulting in aggregate proceeds to Lightspace of $3,751,507. After expenses of the offering of $311,507, the net proceeds to Lightspace were approximately $3,440,000. The sale of 586,173 units resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 4,689,384 warrants to purchase a total of 4,689,384 shares of common stock at an exercise price of $1.00 per warrant; (3) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.25 per warrant; and (4) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.63 per warrant. The warrants are exercisable at the option of the holder at any time up until April 30, 2012, at which date the warrants expire. In the event of a division of our common stock, the warrants will be adjusted proportionately. The warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of common shares. Lightspace has entered into a Registration Rights Agreement with the purchasers of the units, whereby we have agreed to file a registration statement to register for resale the shares of common stock, warrants and shares of common stock issuable upon exercise of the warrants, included in the units issued in the private placement to investors and the financial advisor.

In connection with the sale of the equity units, Lightspace paid Griffin Securities, Inc., the financial advisor for the private placement, a fee in the amount of $187,575 and issued to Griffin Securities a purchase warrant exercisable for 58,617 units, in the same form sold in the private placement, at an exercise price of $6.40 per unit.

We used a portion of the net proceeds from the private placement to complete the acquisition of the emagipix technology by the payment of the balance of the cash purchase price of $300,000. The balance of the net proceeds will be used for general working capital purposes, including payment of the expenses of registering the private placement units for resale.

In the above transactions, Lightspace relied on Regulation D of the Securities and Exchange Commission for exemption from the registration requirements of the Securities Act.

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

Item 5. Other Information

None

Item 6. Exhibits

The following is a complete list of exhibits filed with the Form 10-Q.

Exhibit No.		Description
31.1	*	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Gary Florindo
31.2	*	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Louis P. Nunes
32.1	*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSPACE CORPORATION

Date: August 13, 2007	By:	/s/ GARY FLORINDO
Gary Florindo
President, Chief Executive Officer and Sole Director

Date: August 13, 2007	By:	/s/ LOUIS P. NUNES
Louis P. Nunes
Chief Financial Officer