Form 10-Q
period 2007-09-30
Lightspace Corp
filed 2007-11-14
CIK 1311318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From               to
_________________________

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2007
Common Stock, par value $0.0001	15,282,495 shares

LIGHTSPACE CORPORATION
FORM 10 - Q
FOR THE THREE AND NINE-MONTHS ENDED SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

LIGHTSPACE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,189,465	$879,987
Accounts receivable	118,342	52,678
Inventory	629,019	354,234
Other current assets	9,703	4,250
Total current assets	1,946,529	1,291,149

Property and Equipment - Net	158,759	82,298

Other assets	161,414	196,822

Total Assets	$2,266,702	$1,570,269

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable	$237,381	$237,381
Accounts payable	369,689	695,852
Accrued interest	46,951	12,955
Accrued expenses	377,983	200,709
Deferred revenue	28,094	126,363
Total current liabilities	1,060,098	1,273,260

Long-term Debt	950,000	-

Stockholders' Equity
Common stock, $0.0001 par value; authorized 75,000,000 shares;
15,282,495 and 10,593,111 shares issued and outstanding
at September 30, 2007 and December 31, 2006, respectively	1,528	1,059
Additional paid-in capital	14,175,044	10,607,585
Retained earning (deficit)	(13,919,967)	(10,311,635)
Total stockholders' equity	256,605	297,009

Total Liabilities and Stockholders' Equity	$2,266,702	$1,570,269

See notes to unaudited consolidated financial statements

LIGHTSPACE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues
Product sales	$313,432	$191,371	$1,114,566	$406,978
Other	29,367	6,964	68,887	19,859
Total revenues	342,799	198,335	1,183,453	426,837

Product Cost	324,973	228,647	949,844	578,051
Gross Margin	17,826	(30,312)	233,609	(151,214)

Operating Expenses
Research and development	280,645	229,927	2,072,383	726,709
Selling and marketing	283,256	250,797	942,680	742,019
General and administrative	315,861	122,664	790,247	576,581
Total operating expenses	879,762	603,388	3,805,310	2,045,309

Operating Loss	(861,936)	(633,700)	(3,571,701)	(2,196,523)

Other Income (Expense)
Net gain on debt and equity conversion	-	-	-	402,298
Interest expense - net	(15,257)	(40,562)	(36,631)	(266,390)
Total other income (expense)	(15,257)	(40,562)	(36,631)	135,908

Loss Before Provision For Income Taxes	(877,193)	(674,262)	(3,608,332)	(2,060,615)

Provision For Income Taxes	-	-	-	-
Net Loss	$(877,193)	$(674,262)	$(3,608,332)	$(2,060,615)

Basic and Diluted Net Loss Per Share	$(0.06)	$(0.12)	$(0.27)	$(0.56)

Weighted Average Common Shares Outstanding	15,282,495	5,793,111	13,198,324	3,652,698

See notes to unaudited consolidated financial statements

LIGHTSPACE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

	Series A Convertible
	Preferred Stock		Common Stock		Additional	Retained	Stockholders'
	Shares		Shares		Paid-In	Earnings	Equity
	Issued	Amount	Issued	Amount	Capital	(Deficit)	(Deficit)
Balance December 31, 2005	133,732	13	977,182	98	2,092,612	(7,603,215)	(5,510,492)

Conversion of notes payable			1,544,865	154	2,724,622		2,724,776

Conversion of senior notes			3,110,585	311	2,488,160		2,488,471

Conversion of preferred stock	(133,732)	(13)	160,479	16	85,586		85,589

Issuance of common warrants					264,345		264,345

Expenses of private placement					(499,595)		(499,595)

Public sale of equity securities			4,800,000	480	3,839,520		3,840,000

Expenses of public offering					(468,157)		(468,157)

Stock option compensation					80,492		80,492

Net loss						(2,708,420)	(2,708,420)
Balance December 31, 2006	-	$-	10,593,111	$1,059	$10,607,585	$(10,311,635)	$297,009

Stock option compensation					127,927		127,927

Private placement of equity securities			4,689,384	$469	$3,751,038		3,751,507

Expenses of private placement					$(311,507)		(311,507)

Net loss for nine months						$(3,608,332)	(3,608,332)
Balance September 30, 2007	-	$-	15,282,495	$1,528	$14,175,044	$(13,919,967)	$256,605

See notes to unaudited consolidated financial statements

LIGHTSPACE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows (Uses) from Operating Activities:
Net loss	$(3,608,332)	$(2,060,615)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and amortization	30,600	25,254
Amortization of debt discount and expense	-	19,671
Amortization of fair value of stock warrants	35,415	-
Debt and preferred stock conversion adjustments:
Fair value of common stock warrants issued	-	350,018
Fair value of common stock issued	-	264,345
Non-cash gain on debt conversion	-	(890,765)
Provision for stock option compensation	127,927	40,246
Emagipix acquisition	950,000	-
Other changes in assets and liabilities:
Accounts receivable	(65,664)	(16,399)
Inventory	(274,792)	(121,577)
Other assets	(5,453)	(291,731)
Accounts payable and accrued expenses	(114,893)	816,251
Deferred revenue	(98,269)	217,586
Net cash used in operating activities	(3,023,461)	(1,647,716)

Cash Flows (Uses) From Investing Activities:
Purchases of property and equipment	(107,061)	(38,872)
Net cash used in investing activities	(107,061)	(38,872)

Cash Flows (Uses) From Financing Activities:
Proceeds from notes payable	-	2,067,000
Common stock issuance	3,751,507	-
Stock issuance costs	(311,507)	(499,595)
Net cash provided from financing activities	3,440,000	1,567,405

Net Increase (Decrease) in Cash and Cash Equivalents	309,478	(119,183)
Cash and Cash Equivalents - beginning of period	879,987	123,951
Cash and Cash Equivalents - end of period	$1,189,465	$4,768

Non-cash financing activities
Issuance of note payable	$950,000	$-

See notes to unaudited consolidated financial statements

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1. NATURE OF THE BUSINESS AND OPERATIONS

Lightspace Corporation (the “Company”, “Lightspace”, “we”, “our”, “us”), incorporated in August 2001 as a Delaware corporation, provides interactive lighting entertainment products to numerous industries including retail stores, family entertainment centers, theme parks, fashion shows, nightclubs, special events, stage lighting & sound, health clubs and architectural lighting and design.

We are subject to certain risks common to technology-based companies in similar stages of development. Principal risks include uncertainty of growth in market acceptance for our products; dependence on advances in interactive digital environments; history of losses since inception; ability to remain competitive in response to new technologies; costs to defend, as well as risks of losing, patent and intellectual property rights; reliance on limited number of suppliers; reliance on outsourced manufacture of our products for quality control and product availability; ability to increase production capacity to meet demand for the our products; concentration of our operations in a limited number of facilities; uncertainty of demand for our products in certain markets; ability to manage growth effectively; dependence on key members of our management; limited experience in conducting operations internationally; and ability to obtain adequate capital to fund future operations.

We have incurred net operating losses and negative operating cash flows since inception. As of September 30, 2007, we had an accumulated retained earnings deficit of $13,919,967. We have funded our operations through September 30, 2007 through the issuance of private and public placements of equity securities, borrowings from stockholders and others, and sales of Lightspace products. Our long-term success is dependent upon obtaining sufficient capital to fund operations and product development, bringing such products to the worldwide market, and obtaining sufficient sales volume to be profitable.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred a net loss from operations of $877,193 and $3,608,332 for the three and nine month period ended September 30, 2007. Further, we have accumulated net losses from operations of $13,919,967 at that date. These factors, among others, indicate that there is substantial uncertainty that we will continue as a going concern. The consolidated financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. The consolidated financial statements at September 30, 2007 include the accounts of Lightspace Emagipix Corporation, a wholly-owned subsidiary, organized as of March 29, 2007.

The consolidated statement of financial position as of September 30, 2007, the consolidated statements of operations and cash flows for the three months and/or nine months ended September 30, 2007 and 2006, and the consolidated statement of changes in stockholders’ equity for the period from January 1, 2007 through September 30, 2007 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. Such consolidated financial statements do not include all of the information and disclosures required for audited consolidated financial statements. In the opinion of our management, the unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, cash flows, and changes in stockholders’ equity for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results that can be expected for any other interim period or any fiscal year.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

3. RECOGNITION OF SALES

We recognize revenue from the sale of our entertainment systems when all of the following conditions have been met: (1) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products have been delivered and risk of loss has passed to the customer; (3) we have completed all of the necessary terms of the contract possibly including but not limited to, installation of the product and training; (4) the amount of revenue to which we are entitled is fixed or determinable; and (5) we believe it is probable that we will be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue. Revenue from maintenance contracts is recorded on a straight-line basis over the term of the contract. An allowance for uncollectible receivables is established by a charge to operations, when in our opinion, it is probable that the amount due will not be collected.

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

We accounted for the acquisition of the emagipix technology as the acquisition of in process research and development and recorded a charge to operations in the June 30, 2007 quarter of $1,250,000 for the purchase price and $56,612 in related legal expenses.

On April 30, 2007 we closed a private placement of our equity units. We sold 586,173 units at the offering price of $6.40 per unit, resulting in aggregate proceeds of $3,751,507. After expenses of the offering of $311,507, the net proceeds were approximately $3,440,000. Each equity unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. The sale of 586,173 units resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 4,689,384 warrants to purchase a total of 4,689,384 shares of common stock at an exercise price of $1.00 per warrant; (3) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.25 per warrant; and (4) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.63 per warrant. The warrants are exercisable at the option of the holder at any time up until April 30, 2012, at which date the warrants expire. In the event of a division of our common stock, the warrants will be adjusted proportionately. The warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of common shares.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

4. TECHNOLOGY ACQUISITION AND PRIVATE PLACEMENT OF SECURITIES - Continued

In connection with the sale of the equity units, we paid Griffin Securities, Inc., the financial advisor for the private placement, a fee in the amount of $187,575 and issued to Griffin Securities a purchase warrant exercisable for 58,617 units, in the same form sold in the private placement, at an exercise price of $6.40 per unit.

We used a portion of the net proceeds from the private placement to complete the acquisition of the emagipix technology by the payment of the balance of the cash purchase price of $255,000. The balance of the net proceeds will be used for general working capital purposes, including payment of the expenses of registering the private placement units for resale.

As a result of the private placement, issued and outstanding shares of our common stock at September 30, 2007 increased to 15,282,495 from 10,593,111 at December 31, 2006. Additionally, issued and outstanding common stock warrants at September 30, 2007 were 23,634,205, exercisable at prices that range from $0.80 to $7.50. At December 31, 2006, the Company had issued and outstanding common stock warrants in the aggregate amount of 15,427,789, exercisable at prices that range from $0.80 to $7.50.

In addition, as a result of the private placement, we entered into a Registration Rights Agreement with the purchasers of the units, whereby we agreed to file a registration statement, within 45 days of the closing, to register for resale the shares of common stock, warrants and shares of common stock issuable upon exercise of the warrants, included in the units issued in the private placement.

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

The following potentially dilutive securities were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Common stock options	5,158,610	1,794,890	5,158,610	72,080
Common stock warrants	23,634,205	6,187,789	23,634,205	99,938
Preferred stock warrants	-	-	-	16,390
Convertible preferred stock	-	-	-	53,493
Convertible debt	1,187,500	-	1,187,500	134,497
Total	29,980,315	7,982,679	29,980,315	376,398

6. STOCK OPTION BASED COMPENSATION

Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, addresses accounting for stock-based compensation arrangements, including stock options and shares issued to employees and directors under various stock-based compensation arrangements. This statement requires that we use the fair value method, rather than the intrinsic-value method, to determine compensation expense for all stock-based arrangements. Under the fair value method, stock-based compensation expense is determined at the measurement date, which is generally the date of grant, as the aggregate amount by which the expected fair value of the equity security at the date of acquisition exceeds the exercise price to be paid. The resulting

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

6. STOCK OPTION BASED COMPENSATION - Continued

compensation expense, if any, is recognized for financial reporting over the term of vesting or performance. This statement was first effective for us on January 1, 2006 for all prospective stock option and share grants of stock-based compensation awards and modifications to all prior grants, and will have the effect of increasing our compensation costs recognized in operations from historical levels for all stock-based compensation awards and modifications of prior awards granted.

In June 2006, the our stockholders and Board of Directors approved adoption of the 2006 Stock Incentive Plan (the “2006 Stock Plan”), pursuant to which up to 2,118,622 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. In August 2007, the Board of Directors approved adoption of the 2007 Stock Incentive Plan (the “2007 Stock Plan”), pursuant to which up to 4,000,000 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. In 2006 and the nine months ended September 30, 2007, under the 2006 and 2007 Stock Plans, we granted to directors, officers and key employees 1,836,810 and 4,075,856 options respectively, to purchase 1,836,810 and 4,075,856 shares of common stock at a weighted average exercise price of $0.80 and $1.06 per option. The options vest ratably over a three year period and expire in ten years. Under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, we determined the total stock-based compensation expense for these option grants was approximately $1,936,000, utilizing the following assumptions: volatility - 53% thru 57%; estimated option exercise period - 2 to 3 years; risk free interest rate -4.16% thru 5.17%; and expected total forfeitures related to these option grant of 6.9%.

The provision for stock-based compensation for common stock options granted under the 2006 and 2007 Stock Plans for the nine month period ended September 30, 2007 was $127,927. We did not record a tax benefit related to the provision for stock-based compensation due to our net operating loss carryforwards; accordingly, the net loss for the nine month period ended September 30, 2007 was increased by $127,927. As of September 30, 2007, total unrecognized stock-based compensation expense related to the common stock option grants under the 2006 Stock Plan expected to be charged to operations over the next three years is estimated to approximate $1,666,000.

For all periods prior to January 1, 2006, we accounted for stock-based compensation arrangements with employees and directors utilizing the intrinsic-value method. Under this method, stock-based compensation expense was determined at the measurement date, which again is generally the date of grant, as the aggregate amount by which the current market value of the equity security exceeds the exercise price to be paid. The resulting compensation expense, if any, was recognized for financial reporting over the term of vesting or performance. We have historically granted stock-based compensation awards to employees and directors at an exercise price equal to the current market value of our equity security at the date of grant. Accordingly, no compensation expense has been recognized or will be recognized in the financial statements for stock-based compensation arrangements with employees and directors for grants prior to January 1, 2006.

7. INVENTORY

At September 30, 2007 and December 31, 2006, inventory consisted of raw materials of $380,596 and $274,570, and finished products of $248,423 and $79,664, respectively. Included in raw materials at September 30, 2007 and December 31, 2006 are $214,418 and $202,810 of advance payments to suppliers for the purchase of component parts, respectively.

8. COMMON STOCK

On April 30, 2007 the our stockholders approved resolutions to increase the authorized shares of our $0.0001 par value common stock to 75,000,000 authorized shares from 30,000,000 authorized shares to provide for the issuance of the equity units in the private placement that closed as of April 30, 2007 and for

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

8. COMMON STOCK - Continued

other corporate purposes. The accompanying consolidated financial statements have been updated to reflect this increase in authorized shares.

As a result of the private placement, issued and outstanding shares of our common stock at September 30, 2007 were 15,282,495 from 10,593,111 at December 31, 2006. Additionally, issued and outstanding common stock warrants at September 30, 2007 were 23,634,209, exercisable at prices that range from $0.80 to $7.50. This was an increase from 15,427,789 issued and outstanding common stock warrants on December 31, 2006.

9. STOCK INCENTIVE PLANS

In September 2005, our stockholders and Board of Directors approved the 2005 Stock Incentive Plan (the “2005 Stock Plan”). The 2005 Plan provides that the Board of Directors may grant up to 72,080 incentive stock options and/or nonqualified stock options to directors, officers, key employees and consultants. The 2005 Stock Plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. Options expire in ten years or less from the date of grant and vest over a period not to exceed four years. At June 30, 2007, we have reserved 51,530 shares of common stock for issuance under the 2005 Stock Plan. Concurrent with the approval and adoption of the 2006 Stock Incentive Plan in June of 2006, no additional options can be granted under the 2005 Stock Plan.

In June 2006, our stockholders and Board of Directors approved adoption of the 2006 Stock Incentive Plan (the “2006 Stock Plan”), pursuant to which up to 2,118,622 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. The 2006 Stock Plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. Options expire in ten years or less from the date of grant and vest over a period not to exceed four years. As of September 30, 2007 we had reserved 2,118,622 shares of common stock for issuance under the 2006 Stock Plan.

In August 2007, our Board of Directors approved adoption of the 2007 Stock Incentive Plan (the “2007 Stock Plan”), pursuant to which up to 4,000,000 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. In 2007, under the 2007 Stock Plan, we granted to directors, officers and key employees 3,245,856 options to purchase 3,245,856 shares of common stock at an exercise price of $1.10 per option. The options vest ratably over a three year period and expire in ten years. We have reserved 4,000,000 shares of common stock for issuance under the 2007 Stock Plan.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

9. STOCK INCENTIVE PLANS - Continued

Combined information with respect to stock options issued under the 2005, 2006 and 2007 Stock Plans for the nine month period ended September 30, 2007 is summarized as follows:

	September 30, 2007
		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding January 1, 2007	1,820,490	$0.80
Options granted	4,075,856	1.06
Options exercised	-	-
Options cancelled	(737,736)	(0.80)
Options outstanding September 30, 2007	5,158,610	$0.83

Options exercisable at September 30, 2007	378,834	$0.83
Weighted average fair value of 2007 options granted		$0.38
Weighted average contractual life (years) options outstanding	9 2/3
Options available for grant at September 30, 2007	1,011,542

10. STOCK WARRANTS

Issued and outstanding warrants to purchase Lightspace common stock are as follows:

		Exercise	September 30,	December 31,
Type of Warrant	Date Issued	Price	2007	2006
$.80 Exchange warrant	April 27, 2006	$0.80	361,252	361,252
$1.00 Exchange warrant	April 27, 2006	$1.00	276,370	276,370
$3.00 Exchange warrant	April 27, 2006	$3.00	649,892	649,892
$7.50 Exchange warrant	April 27, 2006	$7.50	234,398	234,398
$0.80 Unit warrant	April 30, 2007	$0.80	468,936	-
$0.96 Unit warrant	November 2, 2006	$0.96	816,000	816,000
$1.00 Unit warrant	2006 and April 30, 2007	$1.00	13,884,905	8,726,585
$1.25 Unit warrant	2006 and April 30, 2007	$1.25	3,471,226	2,181,646
$1.63 Unit warrant	2006 and April 30, 2007	$1.63	3,471,226	2,181,646
Total common stock warrants outstanding			23,634,205	15,427,789

On April 27, 2006 in connection with the conversion and exchange under the Securityholder Debt and Equity Conversion and Exchange Agreement, we issued 1,160,660 exchange warrants to purchase a total of 1,160,660 shares of common stock at exercise prices ranging from $1.00 to $7.50 per warrant. The exchange warrants are exercisable at the option of the holder at any time up until April 30, 2011, at which date the warrants expire. In the event of a division of our common stock, the warrants will be adjusted proportionately. The value of the warrants at April 27, 2006 was determined to be $138,449 under the fair value computation method utilizing a 4.89% risk free interest rate assumption, 59% volatility factor and an expected life of three years. The $138,449 has been charged to operations as debt conversion expense and as an increase to additional paid-in-capital.

Additionally, in connection with the securityholder conversion and exchange, $237,381 in principal amount of existing notes held by the former CEO were converted into a $237,381 contingent promissory note. We issued to the former CEO 361,252 exchange warrants to purchase a total of 361,252 shares of common stock at an exercise price of $0.80 per warrant. The warrants expire on April 30, 2011, unless the terms for payment of the contingent promissory note are not met, in which case the warrants will expire on

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

 10. STOCK WARRANTS - Continued

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

On May 3, 2006, we and noteholders holding $2,400,000 in principal amount of senior secured notes agreed to convert $2,488,471 of senior secured note principal and accrued interest, at a conversion price of $6.40 per unit, into 388,821 units plus fractional shares and warrants. The units that we issued to the senior secured note holders are comprised of: (1) 3,110,585 shares of common stock; (2) 3,110,585 unit warrants to purchase a total of 3,110,585 shares of common stock at an exercise price of $1.00 per warrant; (3) 777,646 unit warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.25 per warrant; and (4) 777,646 unit warrants to purchase a total of 777,646 shares of common stock at an exercise price of $1.63 per warrant. The unit warrants are exercisable at the option of the holder at any time up until April 30, 2011, at which date the warrants expire. In the event of a division of our common stock, the warrants will be adjusted proportionately. No value has been assigned to the unit warrants issued in connection with the conversion. The unit warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of shares of common stock.

On November 2, 2006 we closed the initial public offering period for the sale of our securities. We sold 600,000 units, the maximum allowed, at an offering price of $6.40 per unit, resulting in aggregate proceeds of $3,840,000. The sale of 600,000 units, including warrants issued to the underwriter as compensation, resulted in the issuance of: (1) 4,800,000 shares of common stock; (2) 816,000 unit warrants to purchase a total of 816,000 shares of common stock at an exercise price of $0.96 per warrant (pursuant to the unit warrants issued to the underwriter); (3) 5,616,000 unit warrants to purchase a total of 5,616,000 shares of common stock at an exercise price of $1.00 per warrant; (4) 1,404,000 unit warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.25 per warrant; and (5) 1,404,000 unit warrants to purchase a total of 1,404,000 shares of common stock at an exercise price of $1.63 per warrant. The unit warrants are exercisable at the option of the holder at any time up until April 30, 2011, at which date the warrants expire. In the event of a division of our common stock, the warrants will be adjusted proportionately. No value has been assigned to the unit warrants issued in connection with the sale of units. The unit warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of shares of common stock.

On April 30, 2007 we closed the offering period for the private sale of equity units. We sold 586,173 units at the offering price of $6.40 per unit, resulting in gross proceeds of $3,751,507. The sale of 586,173 units and the issuance to the financial advisor of a unit purchase warrant exercisable for 58,617 units identical to the units sold in the private placement resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 468,936 unit warrants to purchase a total of 468,936 shares of common stock at an exercise price of $0.80 per warrant (3) 5,158,320 unit warrants to purchase a total of 5,158,320 shares of common stock at an exercise price of $1.00 per warrant; (4) 1,289,580 unit warrants to purchase a total of 1,289,580 shares of common stock at an exercise price of $1.25 per warrant; and (5) 1,289,580 unit warrants to purchase a total of 1,289,580 shares of common stock at an exercise price of $1.63 per warrant. The unit warrants are exercisable at the option of the holder at any time up until April 30, 2012, at which date the warrants expire. In the event of a division of our common stock, the warrants will be adjusted proportionately. The warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of common shares. We had entered into a Registration Rights Agreement with the purchasers of the units, whereby we had agreed to file a registration statement, within 45 days of the closing, to register for resale the shares of common stock, warrants and shares of common

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

10. STOCK WARRANTS - Continued

stock issuable upon exercise of the unit warrants, included in the units issued in the private placement to investors and the financial advisor.

At September 30, 2007 and December 31, 2006, the weighted average exercise price of the common stock warrants outstanding was $1.24 and $1.30, respectively. At September 30, 2007, the common stock warrants had an average remaining life of approximately four years.

11. INCOME TAXES

We have recorded no provisions or benefits for income taxes for any period presented due to the net operating losses incurred and the uncertainty as to the recovery of such net operating losses and other deferred tax assets as a reduction of possible future taxable income, if any.

At September 30, 2007 and December 31, 2006, we had operating loss carryforwards of approximately $6,427,000 and $3,384,000, respectively, available to offset future taxable income for United States federal and state income tax purposes. At September 30, 2007 and December 31, 2006, approximately $4,231,000 and $1,846,000 of the operating loss carryforwards were restricted as to yearly usage, as discussed hereafter. The United States federal tax operating loss carryforwards expire commencing in 2021 through 2027. The state tax operating loss carryforwards expire commencing in 2007 through 2011. Additionally we had research and development credit carryforwards of approximately $84,000 available to be used as a reduction of federal income taxes.

Our ability to use the operating loss carryforwards and tax credit carryforwards to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986. These restrictions severely limit the future use of the loss carryforwards if certain ownership changes described in the code occur. The common stock ownership changes occurring as a result of the securityholder debt and equity conversion on April 27, 2006, the conversion of senior secured notes on May 3, 2006, and the private placement on April 30, 2007 have resulted in reductions and in limitations in the use of the operating loss and tax credit carryforwards. The value of the operating loss carryforwards on April 30, 2007, $8,699,000, was reduced to $4,231,000. In future years, such reduced operating loss carryforwards of $4,231,000 can be used only to offset approximately $441,000 of taxable income per year, if any. We may use operating losses and tax credits generated subsequent to the date of the ownership change without limitation. Unrestricted carryforwards generated in the period subsequent to the April 30th ownership change to September 30, 2007 are approximately $2,196,000. Therefore, in future years, we may be required to pay income taxes even though significant operating loss and tax credit carryforwards exist.

12. COMMITMENTS AND CONTINGENCIES

At September 30, 2006, we leased our office and manufacturing space and certain office equipment. Total rent expense for the three and nine months ended September 30, 2007 and 2006 was $74,380, $238,019, $82,708 and $271,238 respectively.

Effective May 1, 2006, we entered into a five-year lease for approximately 16,000 square feet to be used for office and manufacturing operations. The terms of this new lease provide for average annual base rental payments of approximately $293,500 per year, plus an allocated percentage of the increase in the building operating costs over defined base year operating costs.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

12. COMMITMENTS AND CONTINGENCIES - Continued

The table below sets forth our known contractual obligations as of December 31, 2006

Contractual Obligation	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Facility lease	$1,408,123	$259,976	$657,867	$490,280	-
Other leases	15,008	15,008	-	-	-
Total	$1,423,131	$274,984	$657,867	$490,280	-

In addition, as of September 2007 we have an inventory purchase obligation to a vendor for approximately $885,000 to cover most of our inventory requirements for the first half of 2008.

13. SEGMENT INFORMATION

We conduct our operations and manage our business in one segment, the manufacture of hardware and development of software for interactive lighting entertainment. Revenues, denominated in U.S. dollars, by geographical region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

United States	$209,072	$59,812	$739,325	$288,314
Europe	475	40,413	203,675	40,413
Asia/Africa/Australia	101,253	49,010	145,953	49,010
South America	32,000	-	74,000	-
Canada	-	49,100	20,500	49,100
Total	$342,799	$198,335	$1,183,453	$426,837

Item 2. Management’s Discussion of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the following discussion, as well as other information in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Management urges you to consider the risks and uncertainties described in “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006. Management undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date of this report. Management cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

On April 30, 2007, we completed the acquisition of the in process development emagipix technology from Illumination Design Works, Inc. emagipix technology is an interactive lighting technology that utilizes electroluminescent sheets. The purchase price for the emagipix technology consisted of a cash payment of $300,000 and the issuance of a $950,000 convertible term secured non-recourse note. In connection with the acquisition, the developer of the emagipix technology (a former officer and co-founder of Lightspace Corporation and the principal owner of Illumination Design Works, Inc.), re-commenced employment with Lightspace. We accounted for the acquisition of the emagipix technology as the acquisition of in process research and development and recorded a charge to operations in the June 30, 2007 quarter of the $1,250,000 purchase price and $56,612 in related legal expenses.

On April 11, 2007, we commenced the private placement of up to 600,000 equity units at an offering price of $6.40 per unit. Each equity unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. On April 30, 2007 we closed the offering period for our equity units. We sold 586,173 units at the offering price of $6.40 per unit, resulting in aggregate proceeds of $3,751,507. After expenses of the offering of $311,507, the net proceeds were approximately $3,440,000.

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

Revenue and Operating Results

For the three months ended September 30, 2007, revenue was $342,799, an increase of $144,464 from revenue of $198,335 recorded in the three months ended September 30, 2006. The net loss for the three months ended September 30, 2007 was $877,193, as compared to a net loss for the three months ended September 30, 2006 of $674,262.

The revenue for the three months ended September 30, 2007 was comprised of revenue from the sale of products, $313,432, and other revenue of $29,367, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the three months ended September 30, 2007, there were ten Lightspace Play new installation sites and two Lightspace Dance new installation site, representing 472 interactive tiles. For the three months ended September 30, 2007, sales of Lightspace products were made to customers in the United States - $209,072; Asia/Africa/Australia - $101,253; South America - $32,000 and Europe - $475. During this period, four Lightspace customers comprised more than 10% of revenues individually. Sales to these customers aggregated $204,532 or approximately 60% of total revenue.

The revenue for the three months ended September 30, 2006 was comprised of revenue from the sale of products, $191,371, and other revenue of $6,964, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the three months ended September 30, 2006, there were four Lightspace Play or Design new installation sites and two Lightspace Dance new installation sites, representing 287 interactive tiles. For the three months ended September 30, 2006, sales of Lightspace products were made to customers in United States - $59,812; Canada - $49,100; Asia - $49,010 and Europe - $40,413. During this period, four Lightspace customers comprised more than 10% of revenues individually. Sales to these customers aggregated $185,780 or 94% of total revenue in the 2006 three-month period.

For the nine months ended September 30, 2007, revenue was $1,183,453, an increase of $756,616 or 177% from revenue of $426,837 recorded in the nine months ended September 30, 2006. The net loss for the nine months ended September 30, 2007 was $3,608,332, as compared to a net loss for the nine months ended September 30, 2006 of $2,060,615. The difference of $1,547,717 or 75% can be primarily attributed to the purchase of the emagipix technology for which we recorded a charge of $1,306,612.

The revenue for the nine months ended September 30, 2007 was comprised of revenue from the sale of products, $1,114,566, and other revenue of $68,887, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the nine months ended September 30, 2007, there were 33 Lightspace Play new installation sites and one Lightspace Design and three Lightspace Dance new installation site, representing 1,709 interactive tiles. For the nine months ended September 30, 2007, sales of Lightspace products were made to customers in the United States - $739,325; Europe - $203,675; Asia/Africa/Australia - $145,953; South America - $74,000 and Canada - $20,500. During this period, two Lightspace customers comprised more than 10% of revenues individually, with the top customer comprising approximately 22% of total revenues. Sales to these customers aggregated $378,372 in the 2007 nine-month period.

The revenue for the nine months ended September 30, 2006 was comprised of revenue from the sale of products, $406,978, and other revenue of $19,859, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the nine months ended September 30, 2006, there were 11 Lightspace Play or Design new installation sites and two Lightspace Dance new installation sites, representing 565 interactive tiles. For the nine months ended September 30, 2006, sales of Lightspace products were made to customers in United States - $288,314; Canada - $49,100; Asia - $49,010 and Europe - $40,413. During this period, two Lightspace customers comprised more than 10% of revenues. Sales to these two customers aggregated $95,313 in the 2006 nine-month period.

Our product backlog at September 30, 2007 was $36,607, representing 76 interactive tiles. We expect that this backlog will be shipped and installed in the December 2007 quarter. Product backlog at September 31, 2006 was $281,934, representing 409 interactive tiles. Cancellation of a signed contract or order included in product backlog requires the consent of Lightspace.

Product Cost and Gross Margin

For the quarters ended September 30, 2007 and 2006, we recorded gross margins of $17,826, or 5%, and a negative $30,312 or negative 15%, respectively. Product cost includes the direct cost of materials, associated freight charges, and the allocated per unit cost of the contractor's manufacturing labor, overhead and profit associated with products sold. For the most part, these costs are variable and increase or decrease with volume. Product cost also includes our personnel and related expenses assigned to manufacturing and customer service. These latter costs tend to be a fixed cost that decreases on a per unit basis as volume increases. The September 2007 gross margin was affected by a one-time $21,192 vendor cancellation charge as a result of an engineering design change that is expected to lower production costs going forward.
For the nine months ended September 30, 2007 and 2006, we recorded gross margins of $233,609, or 20%, and a negative $151,214 or negative 35%, respectively.

Operating Expenses

Research and development spending for the three months ended September 30, 2007 and September 30, 2006 respectively were $280,645 and $229,927, an increase of $50,718 or approximately 22%. Research and development spending was $2,072,383 for the nine months ended September 30, 2007 as compared to $726,709 for the nine months ended September 30, 2006. The difference of $1,345,674 can be attributed primarily to the acquisition of the emagipix technology, which we took a charge to operations in April 2007 of 1,306,612. Research and development spending for 2007 has focused primarily on hardware and software enhancements for our current generation of tile as well as expenditures on the development of the next generation of our interactive tile.

Selling and marketing expenditures were $283,256 for the three months ended September 30, 2007 as compared to $250,797 for the three months ended September 30, 2006, an increase of $32,459, or 13%. Selling and marketing expenditures were $942,680 for the nine months ended September 30, 2007 as compared to $742,019 for the nine months ended September 30, 2006, an increase of $200,661, or 27%. The increased expenditures was a result of added sales and customer service staff and increased spending for trade shows, advertising, print publications, and employee travel expenses.

General and administrative expenses were $315,861 for the three months ended September 30, 2007 as compared to $122,664 for the three months ended September 30, 2006, an increase of $193,197, or 158%. Administrative expenses were $790,247 for the nine months ended September 30, 2007 as compared to $576,581 for the nine months ended September 30, 2006, an increase of $213,666, or 37%. Increases in personnel costs, audit, legal and patent filing costs constitute approximately $183,000 of the increase in administrative expenses in the 2007 nine month period compared to the same period in 2006.

Interest Expense

Net interest expense was $15,257 for the three months ended September 30, 2007 as compared to $40,562 for the three months ended September 30, 2006, a decrease of $25,305, or 62%. Interest expense was $36,631 for the nine months ended September 30, 2007 as compared to $266,390 for the nine months ended September 30, 2006, a decrease of $229,759, or 86%. The decreases in the nine month periods from 2006 to 2007 is due to the conversion to common stock on April 27, 2006 of $2,701,853 in principal amount of convertible and demand notes, and the conversion to common stock on May 3, 2006 of $2,488,471 in principal amount and accrued interest of bridge notes.

Income Taxes

At September 30, 2007 and December 31, 2006, we had operating loss carryforwards of approximately $6,427,000 and $3,384,000, respectively, available to offset future taxable income for United States federal and state income tax purposes. At September 30, 2007 and December 31, 2006, approximately $4,231,000 and $1,846,000 of the operating loss carryforwards were restricted as to yearly usage, as discussed hereafter. The United States federal tax operating loss carryforwards expire commencing in 2021 through 2027. The state tax operating loss carryforwards expire commencing in 2007 through 2011. Additionally we had research and development credit carryforwards of approximately $84,000 available to be used as a reduction of federal income taxes.

Our ability to use the operating loss carryforwards and tax credit carryforwards to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986. These restrictions severely limit the future use of the loss carryforwards if certain ownership changes described in the code occur. The common stock ownership changes occurring as a result of the securityholder debt and equity conversion on April 27, 2006, the conversion of senior secured notes on May 3, 2006, and the private placement on April 30, 2007 have resulted in reductions and in limitations in the use of the operating loss and tax credit carryforwards. The value of the operating loss carryforwards on April 30, 2007, $8,699,000, was reduced to $4,231,000. In future years, such reduced operating loss carryforwards of $4,231,000 can be used to offset only about $441,000 of taxable income per year, if any. We may use operating losses and tax credits generated subsequent to the date of the ownership change without limitation. Unrestricted carryforwards generated in the period subsequent to the April 30th ownership change to September 30, 2007 are approximately $2,196,000. Restrictions on the use of operating loss carryforwards would mean that we may be required to pay income taxes even though significant operating loss and tax credit carryforwards exist.

Net Loss

The net loss for the nine months ended September 30, 2007 was $3,608,332 as compared to a net loss of $2,060,615 in the nine months ended September 30, 2006. Impacting the nine months ended September 30, 2007, in addition to the preceding discussion, was a charge in the amount of 1,306,612 related to the acquisition of the emagipix technology.

Liquidity, Capital Resources and Cash Flow

We have incurred net operating losses and negative operating cash flows since inception. At September 30, 2007and December 31, 2006, we had an accumulated retained deficit of $13,919,967and $10,311,635. We expect to incur additional losses and negative operating cash flows through at least the September quarter of 2008. We will continue thereafter to incur losses and negative operating cash flows until our revenue growth reaches that level that is able to support our operating expenses.

We have funded operations through September 30, 2007 through the private and public issuances of common stock and warrants, Series A Preferred Stock, borrowings from stockholders and others pursuant to convertible and demand notes, bridge notes and senior notes, and sales of our products.

On April 30, 2007 we sold in a private placement 586,173 units, in the same form sold in our public offering, at the offering price of $6.40 per unit, resulting in aggregate proceeds of $3,751,507. After expenses of the offering of $311,507, the net proceeds were approximately $3,440,000. The sale of 586,173 units resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 4,689,384 warrants to purchase a total of 4,689,384 shares of common stock at an exercise price of $1.00 per warrant; (3) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.25 per warrant; and (4) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.63 per warrant. The warrants are exercisable at the option of the holder at any time up until April 30, 2012, at which date the warrants expire. In the event of a division of our common stock, the warrants will be adjusted proportionately. The warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of common shares. We have entered into a Registration Rights Agreement with the purchasers of the units, whereby we have agreed to file a registration statement, within 45 days of the closing, to register for resale the shares of common stock, warrants and shares of common stock issuable upon exercise of the warrants, included in the units issued in the private placement to investors and the financial advisor.

In connection with the sale of the equity units, we paid Griffin Securities, Inc., the financial advisor for the private placement, a fee in the amount of $187,575 and issued to Griffin Securities a purchase warrant exercisable for 58,617 units, in the same form sold in the private placement, at an exercise price of $6.40 per unit.

We used a portion of the net proceeds from the private placement to complete the acquisition of the emagipix technology by the payment of the balance of the cash purchase price of $255,000. The balance of the net proceeds will be used for general working capital purposes, including payment of the expenses of registering the private placement units for resale.

We believe that the proceeds from the April 30, 2007 private placement, together with anticipated revenues from sales of our products, will be sufficient to meet our liquidity requirements for the next 8 - 10 months. Our long-term success is dependent bringing our products to the worldwide market and obtaining sufficient sales volume to be profitable. To achieve these objectives, we may be required to raise additional capital through public or private financings or other arrangements. It cannot be assured that such financings will be available on terms attractive to us, if at all. Such financings may be dilutive to stockholders and may contain restrictive covenants.

Technology Acquisition

On March 29, 2007, Lightspace Emagipix Corporation (“LEC”), a newly formed wholly-owned subsidiary of Lightspace Corporation, entered into an agreement with Illumination Design Works, Inc. to acquire the assets related to the in process development of its emagipix technology, an interactive lighting technology that utilizes electroluminescent sheets. The purchase price for the emagipix technology consisted of an initial cash payment of $45,000 upon signing the agreement, a subsequent cash payment of $255,000 and the issuance of a $950,000 convertible term secured non-recourse note to Illumination Design Works, Inc. upon the closing of the technology purchase.

On April 30, 2007, LEC completed the acquisition of the emagipix technology. In connection with the acquisition, the developer of the emagipix technology (a former officer and co-founder of Lightspace Corporation and the principal owner of Illumination Design Works, Inc.), re-commenced employment with Lightspace.

The $950,000 convertible term secured non-recourse note bears interest a 5% per annum, payable yearly, and is due and payable on April 30, 2011. The note is secured by a pledge of 67% the stock of LEC. The principal of the note is convertible at any time up and until April 30, 2011, at the option of the holder, into the common stock of Lightspace Corporation at a conversion price of $0.80 per share. Upon the occurrence of certain defined events of default by the noteholder, we have the right to convert the note to common stock at the lower of the conversion price of $0.80 or current market price of the common stock.

We have accounted for the acquisition of the emagipix technology as the acquisition of in process research and development and recorded a charge to operations in the June 30, 2007 quarter of $1,306,612.

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

Deferred Revenue and Backlog

Deferred revenue is represented by: (1) advance deposits received from customers for the future purchase and installation of a Lightspace system and (2) the balance of deferred maintenance revenue to be recognized as income over the remaining term of the maintenance contract. Our product backlog at September 30, 2007 and December 31, 2006 was $36,607 (76 interactive tiles) and $208,134 (343 interactive tiles), respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than normal lease arrangements.

At September 30, 2006, we leased our office and manufacturing space and certain office equipment. Total rent expense for the three and nine months ended September 30, 2007 and 2006 was $74,380, $238,019, $82,708 and $271,238 respectively.

Effective May 1, 2006, we entered into a five-year lease for approximately 16,000 square feet to be used for office and manufacturing operations. The terms of this new lease provide for average annual base rental payments of approximately $293,500 per year, plus an allocated percentage of the increase in the building operating costs over defined base year operating costs.

The table below sets forth our known contractual obligations as of December 31, 2006

Contractual Obligation	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Facility lease	$1,408,123	$259,976	$657,867	$490,280	-
Other leases	15,008	15,008	-	-	-
Total	$1,423,131	$274,984	$657,867	$490,280	-

In addition, as of September 2007 we have an inventory purchase obligation to our vendor for approximately $885,000 to cover our inventory requirements for the first half of 2008.

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

Critical Accounting Policies and Estimates

The consolidated financial statements of Lightspace are prepared in conformity with accounting principles generally accepted in the United States of America. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and the process under which those estimates are formulated. We develop our estimates based upon historical experience as well as assumptions that are considered to be reasonable under the circumstances. Actual results may differ from these estimates.

We believe that the following critical accounting policies impact the more significant judgments and estimates used in the preparation of the financial statements:

Revenue Recognition. We recognize revenue from the sale of our entertainment systems when all of the following conditions have been met: (1) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products have been delivered and risk of loss has passed to the customer; (3) we have completed all of the necessary terms of the contract possibly including but not limited to, installation of the product and training; (4) the amount of revenue to which we are entitled is fixed or determinable; and (5) we believe it is probable that we will be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue. Revenue from maintenance contracts is recorded on a straight-line basis over the term of the contract. An allowance for uncollectible receivables is established by a charge to operations, when in our opinion it is probable that the amount due will not be collected.

Warranty Reserve. Our products are warranted against defects for twelve months following the sale. Reserves for potential warranty claims are provided at the time of revenue recognition and are based on several factors including historical claims experience, current sales levels and our estimate of repair costs.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In October 2007, Lightspace was served notice of a wrongful termination claim against us by a former employee. The former employee is seeking damages in the amount of lost compensation. We believe there is no merit to the lawsuit and intend to defend against it. Should a finding go against us, there would be no material impact on our liquidity or results of operations. A contingency accrual for the potential litigation was established in the June 2007 quarter.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On April 30, 2007 Lightspace closed the sale of 586,173 units in a private placement, resulting in aggregate proceeds to us of $3,751,507.  After expenses of the offering of $311,507, the net proceeds to us were $3,440,000. Through September 30, 2007, we used approximately $548,000, $492,000, $454,000 and $449,000 of the net proceeds of the offering for purchase of inventory, sales and marketing, research and development, and general and administrative expenses respectively.

In connection with the April 2007 private placement, Lightspace paid Griffin, the financial advisor for the private placement, a fee in the amount of $187,575 and issued to Griffin the Griffin Warrants, exercisable to purchase up to 58,617 Units, in the same form sold in the private placement, at an exercise price of $6.40 per Unit. Approximately $168,818 of the fee and 52,755 of the Griffin Warrants were paid to Robert Giannini, who subsequently became a director of the Company.

Use of Proceeds from Registered Securities

On November 2, 2006 Lightspace closed the public sale of 600,000 units at an offering price of $6.40 per unit, resulting in aggregate proceeds to us of $3,840,000. After repayment of principal and interest due on senior notes in the aggregate amount of $1,409,000 and expenses of the offering of $468,000, the net proceeds to us were $1,963,000.

We invested the net proceeds of the public offering in short-term interest bearing securities pending the use thereof to fund our development efforts, sales growth and operating losses. Through September 30, 2007, we used approximately $261,300, $210,500, and $280,000 of the net proceeds of the public offering for sales and marketing, inventory purchases and research and development, respectively. The amount allocated to working capital, $1,263,000, was used to make payments to trade creditors in the normal course of business and to fund the normal recurring expenses in our operations and administrative departments. We fully expended the net proceeds from the sale of units in March 2007.

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

LIGHTSPACE CORPORATION

Date: November 14, 2007	By:	/s/ GARY FLORINDO
Gary Florindo President, and Chief Executive Officer

Date: November 14, 2007	By:	/s/ LOUIS P. NUNES
Louis P. Nunes Chief Financial Officer and Chief Accounting Officer