Form 10-K
period 2007-12-31
Lightspace Corp
filed 2008-04-01
CIK 1311318

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number: 333-131857

Lightspace Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3572975
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

529 Main Street, Suite 330, Boston, Massachusetts	02129
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (617) 868-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None
None

 Securities registered pursuant to Section 12(g) of the Act:

________________
(Title of Class)

________________
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐    Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions for “large accelerated file”, “accelerated filer” and “smaller reporting company” in Rule 126-2 of the Exchange Act. (Check one)

Large accelerated filer ☐      Accelerated filer ☐
Non-accelerated filer  ☐ Smaller reporting company   ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No  ☒

As of December 31, 2007, the aggregate market value of voting stock and non-voting stock held by non-affiliates of the registrant was approximately $6,112,998.

As of March 28, 2008, there were 15,282,495 common shares outstanding.

LIGHTSPACE CORPORATION
ANNUAL REPORT ON FORM 10K
FOR THE YEAR ENDED DECEMBER 31, 2007

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

Technology

The core component of the Lightspace product set is a pressure-sensitive, display panel technology that converts everyday surfaces such as floors, walls, bar tops, tabletops and ceilings into customizable, adaptable, interactive display, gaming, fitness or educational platforms. Through the integration of light, sound and movement, Lightspace technology enables an infinite number of patron-driven experiences for businesses that entertain and engage people. We have completed development and manufacturing of the first generation of Lightspace systems and are now actively engaged in further enhancing its functionality as well as developing the next generation of interactive tile. We are always focused on maximizing the customer value proposition by providing entertainment and design systems that deliver high impact results, high flexibility and low acquisition and operating costs.

Our product development strategy is focused on increasing product functionality and in reducing product cost. The current version of the product consists of interactive tiles which use a four-inch by four-inch pixel size. The tiles display millions of discrete colors using Red-Green-Blue light emitting diodes (RGB LEDs), are pressure sensitive and are interconnected via a network. In addition to the tiles, the product is deployed with a control station which controls the network connections and a vinyl covering to protect electronics in the tiles from exposure to liquids.

Part of our product development process has focused on reducing the cost of the current tile design over time. In the year ended December 31, 2007, we reduced the cost to manufacture each tile by approximately 20%. We anticipate that additional measures, including re-engineered product designs and higher volume production may produce further cost reductions.

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
Lightspace Tiles. Lightspace tiles are software driven, LED illuminated and interactive. The tiles can be installed on floors, walls, ceilings and other surfaces such as bar tops and dance cubes. Tiles can be mounted in both surface and recessed configurations and may be interactive or static. Each tile is an individually addressable node, driven by the Lightspace control station and management software via physical network connections. The tiles can also be used as backlight signage to display logos, advertisements, or promotions.

The dimensions of each tile are 16-inches by 16-inches horizontally and two-and-a-half inches vertically. The horizontal surface of each tile consists of 16 individual four-inch by four-inch pixels displaying millions of discrete colors by using color matched RGB LEDs. Multiple tiles are mounted in an array to create the Lightspace interactive surface. The tiles are manufactured from high-strength polycarbonate, allowing each tile to withstand 3,000 pounds of load. Power is distributed from tile to tile via a fault tolerant distribution array. One power supply can support up to 100 tiles with the ability to connect power supplies in parallel for installations of larger sizes.

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

Acquisition

On March 29, 2007, Lightspace Emagipix Corporation (“LEC”), a newly formed wholly-owned subsidiary of Lightspace Corporation, entered into an agreement with Illumination Design Works, Inc. to acquire the assets related to the in process development of its emagipix technology, an interactive lighting technology that utilizes electroluminescent sheets. The purchase price for the emagipix technology consisted of an initial cash payment of $45,000 upon signing the agreement a subsequent cash payment of $255,000 and the issuance of a $950,000 convertible term secured non-recourse note to Illumination Design Works, Inc. upon the closing of the technology purchase.

On April 30, 2007, LEC completed the acquisition of the emagipix technology. In connection with the acquisition, the developer of the emagipix technology (a former officer and co-founder of Lightspace Corporation and the principal owner of Illumination Design Works, Inc.), re-commenced employment with Lightspace.

The $950,000 convertible term secured non-recourse note bears interest a 5% per annum, payable yearly, and is due and payable on April 30, 2011. The note is secured by a pledge of 76% of the stock of LEC. The principal of the note is convertible at any time up and until April 30, 2011, at the option of the holder, into the common stock of Lightspace Corporation at a conversion price of $0.80 per share. Upon the occurrence of certain defined events of default by the noteholder, Lightspace has the right to convert the note to common stock at the lower of the conversion price of $0.80 or current market price of the common stock.

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

Our current customers are in the markets of family entertainment centers, child care and fitness centers, retail stores, special event agencies, and nightclubs. Further markets under development or consideration in the near term include location-based entertainment, trade show exhibits and designs, architects and designers, museums and science centers, physical rehabilitation and assisted living facilities.

Initial Markets Already Entered

Family Entertainment Centers. Family entertainment centers (“FECs”) are leisure facilities encompassing multiple anchor attractions, offering activities from bowling, video games and miniature golf to go-karts, batting cages and skating rinks. FECs may range in size from small indoor play facilities for young children to multiple-acre facilities offering indoor and outdoor activities for participants of all ages. There are approximately 10,000 FECs worldwide, with 8,100 located in the United States. We specifically developed Lightspace Play, a suite of interactive games for the LIS, to address this market.

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

Marketing and Sales

Lightspace actively markets its interactive lighting and entertainment products to industries including family entertainment centers, child care and fitness centers, special events, interior and architectural design and nightclubs. Lightspace systems are sold in standard sizes starting at approximately $18,000 and custom designed installations many times larger or smaller, with a price point determined by the size and customization work required for each installation. A limited amount of marketing has been done to date due to very tight budget restrictions and has consisted primarily of trade shows and internet advertising. Sales are conducted through a combination of internal sales people, external sales representatives and limited dealership channels. At present, the majority of our sales are made directly to the end-user. We have only made a limited amount of sales through distributors, but anticipate this distribution channel to grow in the future. We have established relationships with third party shipping and logistics firms to enable rapid, low-cost distribution of our product to customer sites.

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

We anticipate that a significant amount of our 2008 marketing budget, excluding personnel costs, will be spent on tradeshows, with approximately 80% of our sales coming directly or indirectly from those tradeshows. Approximately six primary tradeshows have been selected for 2008 that target key potential clientele within our current markets. The remainder of the marketing budget will be distributed between internet advertising, marketing materials and collateral, photo shoots, video shoots, public relations and other marketing costs.

For the year ended December 31, 2007, sales of our products and recognition of other revenue were made to customers in the United States, $1,297,308; to customers in South America, $133,563; to customers in Europe, $233,064; to customers in Asia/Africa/Australia, $165,287; and to customers in Canada, $20,950. For the year ended December 31, 2006, sales of our products and recognition of other revenue were made to customers in the United States, $567,827,;to customers in Asia, $141,851; and to customers in other countries, $138,523. For the year ended December 31, 2005, sales of our products and recognition of other revenue were made to customers in the United States, $748,800; to customers in Asia, $114,675; to a Canadian customer, $121,750; and to customers in other countries, $40,381.

In the year ended December 31, 2007, two customers individually accounted for more than 10% of product sales. These two customers accounted for $477,172, or approximately 27% of total product sales. In each of the two years ended 2006 and 2005, we had two different customers that accounted for $367,851, or approximately 47%, and four different customers that accounted for $670,200, or approximately 68%, respectively of total product sales. We believe this is more a result of the low number of sales and the large dollar values of certain sales and is expected at this point of Lightspace’s operating history.

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

Research and Development

During the 2007 fiscal year we continued to invest in our research and development efforts. By applying our research and development across all our products and markets, our strategy is to develop cost-effective interactive tiles and rapidly bring them to market. Our next generation product development is taking shape as we are leveraging new technological changes in our industry and in the markets in which we sell our products. We anticipate that our next generation product line will have a variety of new state-of-the-art capabilities and enhancements in hardware, software, mechanical, and optical components.

Research and development spending was $2,541,795 for the year ended December 31, 2007 as compared to $1,001,539 for the year ended December 31, 2006, an increase of $1,540,256, or 154%. $1,306,612 of this increase is attributed to the purchase of the emagipix technology. We have budgeted approximately $1,294,000 in 2008 research and development spending for the design, development and testing of the next generation of Lightspace products.

Manufacturing

We have made a strategic decision to outsource our manufacturing and depend upon a network of vendors, custom parts suppliers, and contract manufacturers to produce our products. We intend to monitor the cost-effectiveness of our vendor network and, when possible, streamline our supply chain to reduce cost, identify and establish relationships with second and third sources for critical materials and services, and ensure ready availability for increasing demand. We are not reliant on any one supplier for any of our critical parts or supplies.

Product Warranty and Return Policy

We provide a limited warranty to all customers for a period of one year from the date of acceptance. We warrant that the unaltered products will substantially conform to the applicable specifications. During the warranty period, products may be returned for service under our established RMA process and procedures. Pursuant to our warranty, our sole and exclusive liability is, at our option, to repair, replace, or refund the fees paid for the defective products.

Intellectual Property

We have filed for a number of domestic and international patents covering core aspects of our product design, such as our sensing technology, all of which are currently pending. We have received trademark protection in the United States for the mark “Lightspace,” and endeavor to develop goodwill in this mark as we market and sell our products. We also rely on copyright laws to protect computer programs relating to our websites and our proprietary technologies, although to date we have not registered for copyright protection. We have registered Internet domain names related to our business in order to protect our proprietary interests. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we actively monitor access to our proprietary technology.

Governmental Regulation and Certification

To the best of our knowledge, we believe that we are complying with United States regulations concerning lighting, video and sound systems.

Personnel

We currently employ 10 persons on a full-time basis. On February 15, 2007 our Chief Financial Officer resigned and was replaced on April 30, 2007. In July, 2007 we named our Vice President of Operations to the Chief Operating Officer position. We believe that our employee relations are good. We intend to continue to conduct our business primarily using employees and, in some instances, consultants.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge at an Internet website maintained by the Securities and Exchange Commission (the “SEC”) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov; and on our website at http://www.Lightspacecorp.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission. The information posted on our web site is not incorporated into this Annual Report.

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Annual Report and our other public reports may also be obtained without charge upon written request to Lightspace Corporation, 529 Main Street, Suite 330, Boston, Massachusetts 02129, Attention, Investor Relations.

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

Limited cash balance

As of March 28, 2008, our cash balance was approximately $36,000. Our ability to continue operating is in doubt based on our available cash balance. If we cannot raise sufficient cash externally or generate cash through increased sales, we may not continue as a going concern.

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

Since inception we have incurred net losses. There can be no assurance that we will achieve or sustain profitability in the future. The success of our business will depend on our ability to introduce and sell our systems to customers, develop new product extensions and applications and raise additional capital for operations; future expanded marketing and further product development. You should consider the costs and difficulties frequently encountered by companies in their early stages of launching a product and establishing a market presence. No assurance can be given that we will generate sufficient revenues to stay in business or achieve profitability.

Our products are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes.

Despite many improvements to the current generation of our tile resulting in very high durability and reliability, our new or existing products may contain defects and errors or may in the future contain defects, errors or performance problems that could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation. Any of these problems could materially harm our results of operations and ability to achieve market acceptance. In addition, increased development and warranty costs could be substantial and could adversely affect our operating margins.

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

We have sold Lightspace systems to a small number of customers in Asia, Australia, Canada, Europe, Japan, and Africa. Although we intend to expand our international selling efforts, we have limited experience marketing and distributing our products internationally. In addition, other inherent risks may apply to international markets, including:

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

Our employment relationships are generally at will. Our former Chief Financial Officer resigned from Lightspace effective February 15, 2007 and was replaced on April 30, 2007. We can make no assurances that additional key employees will not leave us in the future. If any more of our key employees, including any of our officers, were to leave us, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We do not have key person life insurance covering any of our employees.

Lightspace management has limited experience in the management of a public entity.

The management of Lightspace consists of individuals who have limited experience in the management of a public company. Failure to properly comply with the obligations required of a public company could result in stockholder suits, substantial costs and a diversion of management's attention and resources.

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

The market for our common stock and warrants may be limited, and our stockholders may have difficulty reselling their shares and warrants when desired or at attractive prices.

Our common stock and warrants trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks. This has the effect of limiting the pool of potential purchases of our securities at present price levels. Shareholders may find greater percentage spreads between bid and asked prices, and more difficulty in completing transactions and higher transaction costs when buying or selling our securities than they would if our common stock were listed on a major stock exchange, such as The New York Stock Exchange or The NASDAQ National Market.

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

We do not intend to register our securities under Section 12(g) of the Exchange Act unless and until we are required based on having at least 500 stockholders of record and a certain amount of assets. While we will be subject to the periodic reporting requirements of Section 15(d) of the Exchange Act, we will not be subject to certain other provisions of the Exchange Act, including those related to proxy and information statements, insider reporting and short-swing profit liability, reporting by certain beneficial owners of our equity securities, and rules relating to tender offers. Certain provisions of the Sarbanes-Oxley Act also will not apply to us until we are registered under Section 12. As a result, you may not have access to certain information that is otherwise generally available to holders of publicly traded securities.

We must comply with new regulatory requirements regarding internal control over financial reporting and corporate governance, which will cause us to incur increased costs, and our failure to comply with these requirements, could cause our stock price to decline.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we annually evaluate and report in Form 10-K on our systems of internal controls and that our independent registered public accounting firm may be required to report on our evaluation of those controls. We have had material weaknesses in our internal controls in the past. We cannot assure you that there will not in the future be material weaknesses in our internal controls that would be required to be reported in future Annual Reports. A negative reaction by the equity markets to the reporting of a material weakness could cause our stock price to decline.

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

Our common stock is subject to the Securities and Exchange Commission's "penny stock" regulations, which limit the liquidity of common stock held by our stockholders.

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

Our warrants are exercisable during a period that continues until April 30, 2011. If a current registration statement covering the warrants is not in effect, you may not be able to exercise or resell your warrants.

Our warrants may be exercised at any time until November 2, 2011. We have agreed, and the law requires us, to keep our registration statement current so long as any of the warrants are outstanding. However, if a current registration statement is not in effect, you may not be able to exercise or resell your warrants. If at their expiration date the warrants are not currently exercisable, the expiration date will be extended until 30 days following notice to the holders of the warrants that the warrants are again exercisable. Nevertheless, there is a possibility that you will never be able to exercise the warrants, and that you will never receive shares of our common stock. This potential inability to exercise the warrants may have an adverse effect on demand for the warrants and the prices that can be obtained from reselling them.

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

Future sales of substantial amounts of our common stock in the public market, if one develops, could cause the market price of our common stock to decline and could impair the value of your investment. As of December 31, 2007, we had 15,282,495 shares of common stock outstanding and the sales of common stock by these stockholders may depress any trading market that develops before you are able to sell the common stock or warrants, or the shares of common stock issued upon exercise of the warrants.

Our certificate of incorporation authorizes us to issue additional shares of stock, which could dilute your ownership interest and influence in Lightspace.

We are authorized to issue up to 75,000,000 shares of common stock, which may be issued by our board of directors for such consideration as they may deem sufficient without seeking stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.

Outstanding warrants and options, and additional future obligations to issue our securities to various parties, may dilute the value of your investment and may adversely affect our ability to raise additional capital.

As of December 31, 2007, we had committed to issue up to 29,965,315 additional shares of common stock under the terms of warrants, options and other arrangements that can be exercised at exercise prices ranging from $0.80 to $7.50 per share.

We have historically issued shares of our common stock or granted stock options to employees, consultants and vendors as a means to conserve cash, and we may continue to grant additional shares of stock and issue stock options in the future. As of December 31, 2007, we had outstanding options to purchase 5,143,610 shares of our common stock to officers, directors and employees under our 2005, 2006 and 2007 Stock Incentive Plans. Under our 2006 and 2007 Stock Incentive Plans, we have the authority to grant an additional 1,026,542 common stock options to directors, officers, employees and consultants.

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

A majority of the outstanding shares of our common stock is beneficially owned by a small number of persons who may be able to control the outcome of any stockholder vote. Such power could have the effect of delaying, deterring or preventing a change of control, business combination or other transaction that might otherwise be beneficial to our stockholders and warrant holders. These factors could be viewed adversely by the market and could depress the prevailing market price for our common stock and warrants. Furthermore, sales of substantial amounts of our common stock or warrants, or the perception that these sales might occur, may also depress prevailing market prices of our common stock and warrants.

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

Item 3. Legal Proceedings

In October 2007, we were served notice of a wrongful termination claim against us by a former employee. The former employee is seeking damages in the amount of lost compensation. We believe there is no merit to the lawsuit and intend to defend against it. A contingency accrual for the potential litigation was established in the June 2007 quarter. Given our current cash balance, any significant judgment against us could have severe financial implications.

In March 2008, we received a letter from a vendor claiming breach of contract and non-payment of bills due. As of March 28, 2008 approximately $76,000 was owed to this vendor, this amount was not in dispute. Additionally, the vendor claimed to have purchased approximately $36,000 in materials on our behalf which as of March 28, 2007, had not been invoiced to the Company. On March 28, 2007, the case was settled and we agreed to the payment of the $76,000 to be made by March 31, 2008. The additional $36,000 allegedly owed was settled for approximately $28,000 to be paid within 90 days. On March 28, 2007, the Company obtained short term loans due April 28, 2008 for $70,000 from a shareholder and ex-directors, the proceeds of which are to be used in payment of the $76,000.

During the normal course of business, we may at times be involved in disputes and/or litigation with respect to our products, operations or employees. We are not currently involved in any other significant litigation.

Item 4. Submission of Matters to a Vote of Securities Holders

At our Annual Meeting of Stockholders held on December 10, 2007, our stockholders approved and ratified the following actions:

1. Election of Directors:

The following individuals were elected as directors of the Company:

Director Nominee	Number of Votes For	Number of Broker Non-Votes Represent “For” Votes	Number of Votes Against	Number of Votes Withheld
Gary Florindo	8,036,950	3,504,400	0	0
Robert U. Giannini	7,189,958	3,504,400	0	846,992
Joseph Parkinson	7,255,622	3,504,400	0	781,328

Each director was elected to serve until the 2008 Annual Meeting of Stockholders and until their respective successors have been elected and qualified. Messrs. Giannini and Parkinson resigned as directors on March 27, 2008. There were no disagreements among Messrs. Parkinson or Giannini and the Company.

2. Adoption of 2007 Stock Incentive Plan:

5,627,462 shares were voted in favor of the approval of the adoption of the 2007 Stock Incentive Plan, 2,409,488 shares were voted against (including 3,504,400 shares representing broker non-votes), and there were no abstentions.

3. Appointment of Miller Wachman LLP:

8,036,950 shares were voted in favor of the appointment of Miller Wachman LLP as independent auditors of the Company until the next Annual Meeting of Stockholders (including 3,504,400 representing broker non-votes) no shares were voted against, and there were no abstentions.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

2007 Unregistered Sales of Equity Securities

On April 30, 2007 we sold 586,173 units at the offering price of $6.40 per unit to “accredited investors” (as such term is defined in Rule 501 of Regulation D promulgated by the SEC), resulting in aggregate proceeds of $3,751,507. After expenses of the offering of $311,507, the net proceeds were approximately $3,440,000. Each equity unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. The sale of 586,173 units resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 4,689,384 warrants to purchase a total of 4,689,384 shares of common stock at an exercise price of $1.00 per warrant; (3) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.25 per warrant; and (4) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.63 per warrant. The warrants are exercisable at the option of the holder at any time up until April 30, 2012, at which date the warrants expire. In the event of a split, stock dividend or reclassification of our common stock, the warrants will be adjusted proportionately.

The offering and sale of the units were made exempt from registration under the Securities Act since the private placement was made by Lightspace in reliance on the exemptions set forth in Section 4(2) of the Securities Act and Rule 505 and Rule 506 promulgated under Regulation D by the SEC.

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

As a result of the private placement, issued and outstanding shares of our common stock at December 31, 2007 increased to 15,224,323 from 10,593,111 at December 31, 2006. Additionally, issued and outstanding common stock warrants at December 31, 2007 were 23,634,205, exercisable at prices that range from $0.80 to $7.50. At December 31, 2006, the Company had issued and outstanding common stock warrants in the aggregate amount of 15,427,789, exercisable at prices that range from $0.80 to $7.50.

In addition, as a result of the private placement, we entered into a Registration Rights Agreement with the purchasers of the units, whereby we agreed to file a registration statement, within 45 days of the closing, to register for resale the shares of common stock, warrants and shares of common stock issuable upon exercise of the warrants, included in the units issued in the private placement.

2007 Share Repurchases

In the December 2007 quarter, we repurchased 24,931 shares directly from stockholders. The repurchases were not part of a share repurchase plan and no share repurchase plan is currently in place.

Month	Number of shares	Average price paid per share
December	24,931	$0.00008

Item 6. Selected Financial Data

Lightspace was incorporated in 2001 and incurred or recorded only minor expenses and no revenues in 2001 and 2002. Operations were commenced in the second half of 2003 when we received our first significant private investor equity funding.

	Year Ended December 31,
Operations	2007	2006	2005	2004	2003

Revenues	$1,849,172	$848,201	$1,025,606	$380,521	$-
Product cost	1,598,325	870,082	824,808	663,441	-
Gross margin	250,847	(21,881)	200,798	(282,920)	-

Research and development	2,541,795	1,001,539	895,942	1,543,653	214,004
Selling and marketing	1,372,896	1,033,715	648,315	1,005,569	67,734
Administrative	1,077,262	772,134	1,019,189	1,043,649	192,975
Total operating expenses	4,991,953	2,807,388	2,563,446	3,592,871	474,713

Operating loss	(4,741,106)	(2,829,269)	(2,362,648)	(3,875,791)	(474,713)

Net gain on debt and equity conversion	-	402,298	-	-	-
Interest expense - net	(59,453)	(281,449)	(551,859)	(228,586)	(4,957)
Net loss	$(4,800,559)	$(2,708,420)	$(2,914,507)	$(4,104,377)	$(479,670)

Basic and diluted net loss per share	$(0.35)	$(0.51)	$(3.00)	$(4.25)	$(0.51)

Weighted average common shares
outstanding	13,719,367	5,333,381	971,182	965,182	944,917

Financial Position
Cash	$585,737	$879,987	$123,951	$47,546	$1,133,896
Total assets	1,463,141	1,570,269	505,880	463,883	1,284,204
Notes payable	237,381	237,381	4,639,234	2,364,247	237,000
Long term debt	950,000	-	-	-	-
Total liabilities	2,268,683	1,273,260	6,016,372	3,292,917	426,272
Stockholders' equity (deficit)	(805,542)	297,009	(5,510,492)	(2,829,034)	857,932

See Item 5, Market for the Registrant’s Common Equity and Related Stockholder Matters, in this Annual Report for a discussion of our 2007 year sales of registered and unregistered equity securities.

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

Formed in 2001 and headquartered in Boston, Massachusetts, Lightspace has developed systems that have been installed and used in a variety of capacities and in some of the world’s most prestigious venues. Lightspace has expertise in a variety of consumer markets, business sectors, and technology fields.

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

Lightspace has incurred net operating losses and negative operating cash flows since inception. As of December 31, 2007, we had an accumulated retained deficit of $15,112,193 and a stockholders’ deficit of $805,542. Our cash and cash equivalents position as of December 31, 2007 was $585,737 and our net current asset position (current assets minus current liabilities) was negative $168,362. We expect to incur additional losses and negative operating cash flows through at least the quarter ending December 2008 to fund the operating losses and the increases to inventory and accounts receivable to support forecasted sales growth. Lightspace’s long-term success is dependent on obtaining sufficient capital to fund its operations and development of its products, bringing such products to the worldwide market, and obtaining sufficient sales volume to be profitable. To achieve these objectives, we may be required to raise additional capital through public or private financings or other arrangements. It cannot be assured that such financings will be available on terms attractive to Lightspace, if at all. Such financings may be dilutive to stockholders and may contain restrictive covenants.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Revenue and Operating Results

For the year ended December 31, 2007, revenue was $1,849,172, an increase of $1,000,971, or approximately 118%, from revenue of $848,201 recorded in the year ended December 31, 2006. The net loss for the year ended December 31, 2007 was $4,800,559 as compared to the net loss for the year ended December 31, 2006 of $2,708,420. The net loss for the year ended December 31, 2007 includes the purchase price of $1,306,612 for the emagipix technology as discussed under the section Liquidity, Capital Resources and Cash Flow.

The revenue for the year ended December 31, 2007 was comprised of the sales of products, $1,741,070, and other revenue of $108,102, as represented by deferred maintenance revenue and other services, and parts sales. In the year ended December 31, 2007, there were 48 product installation sites, representing 2,886 interactive tiles, comprised of 40 Lightspace Play installations, five Lightspace Dance installations, and three Lightspace Design installations. The revenue for the year ended December 31, 2006 was comprised of sales of products, $780,843, and other revenue of $67,358, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the year ended December 31, 2006, there were 16 product installation sites, representing 1,068 interactive tiles, comprised of eight Lightspace Play installations, five Lightspace Design installations, and three Lightspace Dance installations.

Our product backlog as of December 31, 2007 was $136,433, representing 334 interactive tiles. We expect that this backlog will be shipped and installed prior to March 31, 2007. Product backlog as of December 31, 2006 was $208,134, representing 343 interactive tiles. Cancellation of a signed contract or order included in product backlog requires the consent of Lightspace.

For the year ended December 31, 2007, sales of our products and recognition of other revenue were made to customers in the United States, $1,296,808; to customers in South America, $133,563; to customers in Europe, $233,064; to customers in Asia/Africa/Australia, $164,787; and to customers in Canada, $20,950. For the year ended December 31, 2006, sales of our products and recognition of other revenue were made to customers in the United States, in the amount of $567,827, to customers in Asia, in the amount of $141,851, and to customers in other countries, $138,523.

In the year ended December 31, 2007, two customers individually accounted for more than 10% of product sales. These two customers accounted for $477,172, or approximately 27% of total product sales. In each of the two years ended 2006 and 2005, we had two different customers that accounted for $367,851, or approximately 47%, and four different customers that accounted for $670,200, or approximately 68%, respectively of total product sales. We believe this is more a result of the low number of sales and the large dollar values of certain sales and is expected at this point of Lightspace’s operating history.

Product Cost and Gross Margin

For the years ended December 31, 2007 and 2006, Lightspace recorded positive gross margins of $250,847, or approximately 14%, and negative gross margins of $21,881, or -3%, respectively. The year ended December 31, 2006 includes a provision of $196,371 for obsolete inventory component parts and interactive tiles resulting from engineering design changes to be incorporated into the production of interactive tiles in the first quarter of 2007. In addition to the 2006 provision for obsolescence, another factor affecting the significant decline in the 2006 gross margin is that the fixed cost of our manufacturing and customer service organizations, as discussed hereafter, was spread over a lower number of sales of interactive tiles, 1,068 tiles in the year ended December 31, 2006 versus 3,146 tiles in the year ended December 31, 2007. Due to the low dollar volume of sales in 2006, these margin rates are not representative of margin rates that may be achieved if we achieve higher volume levels.

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

We continue to explore additional ways of reducing our product costs through both the re-engineering of technical elements of our product as well as examining our vendor pricing and establishing new relationships when necessary. We expect to show continued improvements in product cost in 2008.

Inflation

In the opinion of management, inflation has not had a material effect on our operations.

Operating Expenses

Research and development spending was $2,541,795 for the year ended December 31, 2007 as compared to $1,001,539 for the year ended December 31, 2006, an increase of $1,540,256, or 154%. $1,306,612 of this increase is attributed to the purchase of the emagipix technology. We have budgeted approximately $1,294,000 in 2008 research and development spending for the design, development and testing of the next generation of Lightspace products.

Selling and marketing expenditures were $1,372,896 for the year ended December 31, 2007 as compared to $1,033,715 for the year ended December 31, 2006, an increase of $339,181, or 33%. The increase in sales and marketing spending in the year ended December 31, 2007 is related to the 2007 hiring of marketing and sales staff and increased spending for trade shows, advertising, demonstration interactive tile floors and employee travel expenses.

Administrative expenditures were $1,077,262 for the year ended December 31, 2007 as compared to $772,134 for the year ended December 31, 2006, an increase of $305,128, or 40%. In the year ended December 31, 2007, administrative expenses were impacted by approximately $157,000 in stock option compensation expense as well as $242,000 of legal and other consulting fees incurred in connection with financing and SEC reporting.

Interest Expense

Net interest expense for the year ended December 31, 2007 was $59,453 as compared to $281,449 for the year ended December 31, 2006, a decrease of $221,996, or 79%. The decrease in interest expense for the year ended December 31, 2007 is due to the conversion to common stock and common stock warrants on April 27, 2006 of $2,701,853 in principal amount of convertible and demand notes, and the conversion to common stock and warrants on May 3, 2006 of $2,400,000 in principal amount of senior secured notes, all as discussed in Liquidity, Capital Resources and Cash Flow below.

Income Taxes

As of December 31, 2007 and 2006, Lightspace had operating loss carryforwards of approximately $7,299,000 and $3,384,000, respectively, available to offset future taxable income for United States federal and state income tax purposes. As of December 31, 2007, approximately $4,231,000 of the operating loss carryforwards are restricted as to yearly usage, as discussed hereafter. The United States federal tax operating loss carryforwards expire commencing in 2021 through 2027. The state tax operating loss carryforwards expire commencing in 2007 through 2011. Additionally, as of December 31, 2007, Lightspace had research and development credit carryforwards of approximately $102,000 available to be used as a reduction of federal income taxes. The deferred tax asset related to the operating loss carryforwards, tax credits and other items deductible against future taxable income was $3,314,458 and $1,611,591 as of December 31, 2007 and 2006, respectively. We have provided a valuation allowance at those dates equal to the full amount of the deferred tax asset, and will continue to fully reserve the deferred tax asset until it can be ascertained that all or a portion of the asset will be realized.

Our ability to use the operating loss carryforwards and tax credit carryforwards to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986. These restrictions severely limit the future use of the loss carryforwards if certain ownership changes described in the code occur. The common stock ownership changes occurring as a result of the securityholder debt and equity conversion on April 27, 2006, the conversion of senior secured notes on May 3, 2006, and the private placement on April 30, 2007 have resulted in reductions and in limitations in the use of the operating loss and tax credit carryforwards. The value of the operating loss carryforwards on April 30, 2007, $8,699,000, was reduced to $4,231,000. In future years, such reduced operating loss carryforwards of $4,231,000 can be used only to offset approximately $441,000 of taxable income per year, if any. We may use operating losses and tax credits generated subsequent to the date of the ownership change without limitation. Unrestricted carryforwards generated in the period subsequent to the April 30th ownership change to December 31, 2007 are approximately $3,040,000. Therefore, in future years, we may be required to pay income taxes even though significant operating loss and tax credit carryforwards exist.

LIQUIDITY, CAPITAL RESOURCES AND CASH FLOW

We have incurred net operating losses and negative operating cash flows since inception. At December 31, 2007, we had an accumulated retained earnings deficit of $15,112,193 and stockholders’ deficit of $805,541. Our cash position as of December 31, 2007 was $585,737, and our net current asset position (current assets minus current liabilities) was negative $168,362. We expect to incur additional losses and negative operating cash flows through at least the fourth quarter of 2008. At March 28, 2008 our cash balance was approximately $36,000 and we may need additional capital to fund the operating losses and the increases to inventory and accounts receivable to support forecasted sales growth. Lightspace’s long-term success is dependent on obtaining sufficient capital to fund its operations and development of its products, bringing such products to the worldwide market, and obtaining sufficient sales volume to be profitable. To achieve these objectives, we may be required to raise additional capital through public or private financings or other arrangements. There can be no assurance that such financings will be available on terms attractive to Lightspace, if at all. Such financings may be dilutive to stockholders and may contain restrictive covenants.

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

As a result of the private placement, issued and outstanding shares of our common stock at December 31, 2007 increased to 15,282,495 from 10,593,111 at December 31, 2006. Additionally, issued and outstanding common stock warrants at December 31, 2007 were 23,634,205, exercisable at prices that range from $0.80 to $7.50. At December 31, 2006, the Company had issued and outstanding common stock warrants in the aggregate amount of 15,427,789, exercisable at prices that range from $0.80 to $7.50.

Manufacturing Operations

We currently contract for the production and assembly of interactive tiles from an independent manufacturing company and have had discussions with other contract manufacturers as secondary sources for the production and assembly of our interactive tiles. The current contract manufacturer is ISO- (International Organization for Standardization) certified and, to date, we have not experienced either quality or production difficulties.

Deferred Revenue and Backlog

Our deferred income balance as of December 31, 2007 was $96,280. Deferred income is represented by: (1) advance deposits received from customers for the future purchase and installation of a Lightspace system (2) sales that have shipped but do not meet all the requirements of our revenue recognition policy and (3) the balance of deferred maintenance revenue to be recognized as income over the remaining term of the maintenance contract. Customer deposits are the segment of our product backlog that, in addition to being supported by a signed contract, is also supported by a customer advance payment. Our product backlog as of December 31, 2007 and 2006 was approximately $136,433 and $208,000, respectively.

Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. As of December 31, 2007, we did not have any material exposure to interest rate risk. All of our products and services are denominated in U.S. dollars, therefore we are not exposed to foreign currency risk with respect to our accounts receivable. All materials and components that we buy for the manufacturing of our products are also priced in U.S. dollars. We also did not have any operations outside the United States. Accordingly, we do not have any material foreign currency risk at this time.

Off-Balance Sheet Arrangements

As of December 31, 2007, we leased our office and manufacturing space and certain office equipment. Total rent expense for the years ended December 31, 2007, 2006 and 2005 was $316,424, $364,875and $329,754, respectively. Effective May 1, 2006, the Company entered into a five-year lease for approximately 16,000 square feet to be used for office and manufacturing operations. The terms of this new lease provide for average annual base rental payments of approximately $293,500 per year, plus an allocated percentage of the increase in the building operating costs over defined base year operating costs.

The table below sets forth our known contractual obligations as of December 31, 2007:

Contractual Obligation	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Facility lease	$1,131,739	$314,783	$674,758	$142,198	-
Purchase orders	$1,239,632	$1,239,632	-	-	-
Other leases	8,845	3,931	4,914	-	-
Total	$2,380,216	$1,558,346	$679,672	$142,198	-

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

In September 2005, our stockholders approved adoption of our 2005 Stock Plan. The plan provides that the Board of Directors may grant up to 72,080 incentive stock options and/or nonqualified stock options to directors, officers, key employees and consultants. The plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. For grants to individuals who own more than 10% of the outstanding common stock of Lightspace, the exercise price must be at least 110% of fair market value at the time of grant. Options granted under the plan expire within 10 years or less from the date of grant and vest over a period not to exceed four years. At December 31, 2006, we have reserved 53,680 shares of common stock for issuance under the plan upon exercise of outstanding options. Effective with the approval and adoption of the 2006 Stock Plan in June 2006, no additional options can be issued under the 2005 Stock Plan.

In June 2006, our stockholders approved adoption of the 2006 Stock Incentive Plan (the “2006 Stock Plan”), pursuant to which up to 2,118,622 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. In 2006, under the 2006 Stock Plan, Lightspace granted to officers and key employees options to purchase 1,836,810 shares of common stock at an exercise price of $0.80 per share. The options vest ratably over a three year period and expire in ten years. Under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, we determined the total stock-based compensation expense for these option grants was $483,000, utilizing the following assumptions: volatility - 57%; estimated option exercise period - 2 to 3 years; risk free interest rate - 5.14% to 5.17%; and expected total forfeitures related to these option grants of 6.9%.

At our Annual Meeting of Stockholders held on December 10, 2007, our stockholders approved adoption of the 2007 Stock Incentive Plan (the “2007 Stock Plan”), pursuant to which up to 4,000,000 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. In 2007, under the 2007 Stock Plan, the Company granted to directors, officers and key employees 3,245,856 options to purchase 3,245,856 shares of common stock at an exercise price of $1.10 per share. The options vest ratably over a three to four year period and expire in ten years.

The provision for stock-based compensation for common stock options granted under our Stock Incentive Plans for the year ended December 31, 2007 was $258,009. The Company did not record a tax benefit related to the provision for stock-based compensation due to the Company’s net operating loss carryforwards; accordingly, the net loss for the year ended December 31, 2007 was increased by $258,009, and basic and diluted net losses per share were each increased by $0.02 per share for the year ended December 31, 2007. As of December 31, 2007, total unrecognized stock-based compensation expense related to the common stock option grants expected to be charged to operations over the next two and three-quarter years is estimated to approximate $1,937,000.

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

Internal Accounting Controls

During the course of the audit of our 2005 financial statements, Miller Wachman LLP, our independent registered public accounting firm, brought to the attention of our management several weaknesses and reportable conditions that represented significant deficiencies in the design and operation of internal controls, which may have adversely affected Lightspace’s ability to initiate, record, process and report financial data. We have taken the following corrective steps that we believe adequately addressed these deficiencies.

The weaknesses and reportable conditions in our system of internal controls occurred during the approximate period from March 2005 through August and September 2005. During this period, due to the cash situation at Lightspace, we operated without any accounting or finance employees. Only entries affecting cash balances were posted to the financial records, and consequently, no meaningful interim financial statements were prepared. In August and September 2005, we hired accounting consultants to post the transactions for this period and to prepare quarterly and year-to-date financial statements. In October 2005, we signed a contract for a full time CFO and hired an office manager/accountant. In May 2006, the contract CFO accepted a position with us as a vice president and CFO. On February 15, 2007 our CFO resigned. He was replaced by our current CFO on April 30, 2007. Since September 2005, we have produced timely monthly financial statements, forecasts and budget comparisons.

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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Lightspace Corporation

We have audited the accompanying consolidated balance sheets of Lightspace Corporation and Subsidiary (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007. Lightspace Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financing reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightspace Corporation and Subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 2. The viability of the Company is dependent upon its ability to successfully further develop and market its technology and raise funds sufficient for such purpose. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

/s/ MILLER WACHMAN LLP

Boston, Massachusetts

March 28, 2008

LIGHTSPACECORPORATION and SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$585,737	$879,987
Accounts receivable, net of allowance	144,293	52,678
Inventory, net of reserves	193,854	163,824
Inventory deposits	223,116	190,410
Other current assets	3,321	4,250
Total current assets	1,150,321	1,291,149

Property and Equipment - Net	163,209	82,298

Intangible assets	47,211	94,422
Security deposits	102,400	102,400

Total Assets	$1,463,141	$1,570,269

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$237,381	$237,381
Accounts payable	514,380	695,852
Accrued interest	63,612	12,955
Accrued expenses	407,030	200,709
Deferred income	96,280	126,363
Total current liabilities	1,318,683	1,273,260

Long term Debt	950,000	-

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value; authorized 75,000,000 shares;
15,282,495 and 10,593,111 shares issued and outstanding
at December 31, 2007 and 2006, respectively	1,528	1,059
Treasury stock - at cost
24,931 and 0 shares
at December 31, 2007 and 2006, respectively	(2)	-
Additional paid-in capital	14,305,125	10,607,585
Retained earning (deficit)	(15,112,193)	(10,311,635)
Total stockholders' equity (deficit)	(805,542)	297,009

Total Liabilities and Stockholders' Equity (Deficit)	$1,463,141	$1,570,269

See accountants' report and notes to consolidated financial statements

LIGHTSPACECORPORATION and SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
Revenues
Product sales	$1,741,070	$780,843	$989,396
Other	108,102	67,358	36,210
Total revenues	1,849,172	848,201	1,025,606

Cost of Sales	1,598,325	870,082	824,808
Gross Margin	250,847	(21,881)	200,798

Operating Expenses
Research and development	2,541,795	1,001,539	895,942
Selling and marketing	1,372,896	1,033,715	648,315
Administrative	1,077,262	772,134	1,019,189
Total operating expenses	4,991,953	2,807,388	2,563,446

Operating Loss	(4,741,106)	(2,829,269)	(2,362,648)

Other Income (Expense)
Net gain on debt and equity conversion	-	402,298	-
Interest expense - net	(59,453)	(281,449)	(551,859)
Total other income (expense)	(59,453)	120,849	(551,859)

Loss Before Provision For Income Taxes	(4,800,559)	(2,708,420)	(2,914,507)

Provision For Income Taxes	-	-	-
Net Loss	$(4,800,559)	$(2,708,420)	$(2,914,507)

Basic and Diluted Net Loss per Share	$(0.35)	$(0.51)	$(3.00)

Weighted Average Common Shares Outstanding	13,719,367	5,333,381	971,182

See accountants' report and notes to consolidated financial statements

LIGHTSPACE CORPORATION and SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible
	Preferred Stock		Common Stock		Treasury Stock		Additional	Retained	Stockholders'
	Shares		Shares		Shares		Paid-In	Earnings	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	(Deficit)	(Deficit)
Balance January 1, 2005	133,732	13	965,182	97			1,859,564	(4,688,708)	(2,829,034)

Conversion of notes payable			12,000	1			89,999		90,000

Issuance of common warrants							143,049		143,049

Net loss								(2,914,507)	(2,914,507)
Balance December 31, 2005	133,732	13	977,182	$98	0	$-	$2,092,612	$(7,603,215)	$(5,510,492)

Conversion of notes payable			1,544,865	154			2,724,622		2,724,776

Conversion of senior notes			3,110,585	311			2,488,160		2,488,471

Conversion of preferred stock	(133,732)	(13)	160,479	16			85,586		85,589

Issuance of common warrants							264,345		264,345

Expenses of private placement							(499,595)		(499,595)

Public sale of equity securities			4,800,000	480			3,839,520		3,840,000

Expenses of public offering							(468,157)		(468,157)

Stock option compensation							80,492		80,492

Net loss								(2,708,420)	(2,708,420)
Balance December 31, 2006	-	$-	10,593,111	$1,059	0	$-	$10,607,585	$(10,311,635)	$297,009

Stock option compensation							258,009		258,009

Private placement of equity securities			4,689,384	$469			$3,751,038		3,751,507

Expenses of private placement							$(311,507)		(311,507)

Stock repurchase					(24,931)	$(2)			(2)

Net loss								$(4,800,558)	(4,800,558)
Balance December 31, 2007	-	$-	15,282,495	$1,528	(24,931)	$(2)	$14,305,125	$(15,112,193)	$(805,542)

See accountants' report and notes to consolidated financial statements

LIGHTSPACECORPORATION and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005

Cash Flows from Operating Activities:
Net loss	$(4,800,559)	$(2,708,420)	$(2,914,507)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and amortization	46,482	43,114	28,438
Amortization of fair value of stock warrants	47,220	27,540	143,049
Stock option compensation cost	258,009	80,492
Debt and preferred stock conversion adjustments:
Fair value of common stock issued	-	350,018	-
Fair value of common stock warrants issued	-	264,345	-
Non-cash gain on debt conversion	-	(890,765)	-
Emagipix acquisition	950,000	-	-
Other changes in assets and liabilities:
Accounts receivable	(91,615)	(17,488)	218
Inventory	160,380	(182,427)	95,734
Other assets	(222,187)	(92,863)	(81,072)
Accounts payable and accrued expenses	75,505	307,727	878,417
Deferred revenue	(30,083)	88,743	(429,949)
Net cash used in operating activities	(3,606,848)	(2,729,984)	(2,279,672)

Cash Flows From Investing Activities:
Purchases of property and equipment	(127,400)	(86,228)	(8,910)
Net cash used in investing activities	(127,400)	(86,228)	(8,910)

Cash Flows From Financing Activities:
Proceeds from notes payable	-	2,067,000	2,364,987
Repaymant of senior secured notes	-	(1,367,000)	-
Proceeds from sale of equity securities	3,751,507	3,840,000	-
Expenses of private and public sales of equity securities	(311,507)	(967,752)	-
Stock repurchase	(2)	-	-
Net cash provided from financing activities	3,439,998	3,572,248	2,364,987

Net Increase (Decrease) in Cash and Cash Equivalents	(294,250)	756,036	76,405
Cash and Cash Equivalents - beginning of period	879,987	123,951	47,546
Cash and Cash Equivalents - end of period	$585,737	$879,987	$123,951

Supplemental Disclosures of Cash Flow Information
Interest paid	-	$41,987	$49,907
Taxes paid	-	-	-
Issuance of notes payable	$950,000	-	-
Notes payable and accrued interest converted to common stock	-	$5,839,582	$90,000

See accountants' report and notes to consolidated financial statements

LIGHTSPACE CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 2007 and 2006

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

The Company has incurred net operating losses and negative operating cash flows since inception. As of December 31, 2007, the Company had an accumulated retained earnings deficit of $15,112,193. The Company has funded its operations through December 31, 2007 from the issuance of private placements of common stock and preferred stock, borrowings from stockholders and others, sales of Lightspace products, and a $3,840,000 initial public offering of its equity securities on November 2, 2006. The Company’s long-term success is dependent on generating sufficient capital to fund its operations and development of its products, bringing such products to the worldwide market, and obtaining sufficient sales volume to be profitable.

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

2. BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has incurred net losses of $4,800,559 and $2,708,420 in 2007 and 2006, respectively and cumulative losses from inception of $15,112,193 and $10,311,635 at December 31, 2007 and 2006, respectively. Additionally, the Company has a total stockholders’ equity (deficit) of ($805,542) and $297,009 at December 31, 2007 and 2006, respectively. Additionally at March 28, 2008, the company’s cash balance was approximately $36,000. These factors, amongst others, indicate that there is substantial doubt that the Company will continue as a going concern. The financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
The Company recognizes revenue from the sale of its entertainment systems when all of the following conditions have been met: (1) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (2) the Company’s products have been delivered and risk of loss has passed to the customer; (3) the Company has completed all of the necessary terms of the contract generally including but not limited to, installation of the product and training; (4) the amount of revenue to which the Company is entitled is fixed or determinable; and (5) the Company believes it is probable that it will be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, the Company defers recognition of revenue. Revenue from maintenance contracts is recorded on a straight-line basis over the term of the contract. An allowance for uncollectible receivables is established by a charge to operations, when in the opinion of the Company, it is probable that the amount due to the Company will not be collected.

Inventory
Inventories are stated at the lower of cost or market value.

LIGHTSPACE CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 2007 and 2006

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

Freight Costs
Incoming freight costs are capitalized with inventory cost. Outgoing freight is primarily billed to customers and included in revenue and the corresponding costs in cost of sales.

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

Stock-Based Compensation
Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, addresses accounting for stock-based compensation arrangements, including stock options and shares issued to employees and directors under various stock-based compensation arrangements. This statement requires that the Company use the fair value method, rather than the intrinsic-value method, to determine compensation expense for all stock-based arrangements. Under the fair value method, stock-based compensation expense is determined at the measurement date, which is generally the date of grant, as the aggregate amount by which the expected future value of the equity security at the date of acquisition exceeds the exercise price to be paid. The resulting compensation expense, if any, is recognized for financial reporting over the term of vesting or performance. This statement was first effective for the Company on January 1, 2006 for all prospective stock option and share grants of stock-based compensation awards and modifications to all prior grants, and had the effect of increasing the Company’s compensation costs recognized in operations from historical levels for all stock-based compensation awards and modifications of prior awards granted.

LIGHTSPACE CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 2007 and 2006

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For all periods prior to January 1, 2006, the Company accounted for stock-based compensation arrangements with employees and directors utilizing the intrinsic-value method. Under this method, stock-based compensation expense was determined at the measurement date, which again is generally the date of grant, as the aggregate amount by which the current market value of the equity security exceeds the exercise price to be paid. The resulting compensation expense, if any, is recognized for financial reporting over the term of vesting or performance. The Company has historically granted stock-based compensation awards to employees and directors at an exercise price equal to the current market value of the Company’s equity security at the date of grant. Accordingly, no compensation expense has been recognized or will be recognized in the financial statements for stock-based compensation arrangements with directors, officers and employees for grants earned prior to January 1, 2006.

Stock-based compensation arrangements with nonemployees or associated with borrowing arrangements are accounted for utilizing the fair value method or, if a more reliable measurement, the value of the services or consideration received. The resulting compensation expense, if any, is recognized for financial reporting over the term of performance or borrowing arrangement.

Consolidation
The Company’s 2007 consolidated financial statements include the accounts of Lightspace Corporation and its subsidiary, Lightspace Emagipix Corporation (LEC), which was established in April 2007. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

4. OTHER CURRENT ASSETS

At December 31, 2007, other current assets included $3,321 in prepaid salary. On December 31, 2006 other current assets included $3,000 of employee advances and approximately $1,250 of pre-paid salary.

5. INVENTORY

At December 31, 2007 and 2006, inventory consisted of raw materials of $32,697, and $84,160, and finished goods

LIGHTSPACE CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 2007 and 2006

5. INVENTORY (continued)

of $161,157, and $79,664, respectively. Advance payments for inventory have been separately reported and are $223,116 and $190,410 for 2007 and 2006, respectively.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2007	2006
Furniture and fixtures	$48,775	$48,775
Equipment	254,405	146,428
Software	19,422	-
Total property and equipment, at cost	322,602	195,203
Less accumulated depreciation and amortization	159,394	112,905
Property and equipment, net	$163,209	$82,298

7. ACCOUNTS PAYABLE

Included in the accounts payable balances at December 31, 2006 is $52,385 due to the former CEO of the Company, or an affiliate of such former officer, for transactions in the normal course of business. On April 21, 2006, the Company entered into a separation agreement, effective March 31, 2006, with such officer, whereby the Company agreed to pay $67,636 of the account payable balance immediately. The outstanding balance of $52,385 was completely paid in September 2007. Additionally, the December 31, 2006 accounts payable balance includes $312,000 due to the underwriter of the Company’s public offering of equity securities in November 2006 for a private placement fee incurred in connection with the May 3, 2006 conversion into equity securities of $2,400,000 in principal amount of senior secured notes as discussed in Note 9. This outstanding balance was also paid in full in 2007.

Two of our creditors account for approximately 33% of our accounts payable balance on December 31, 2007. On December 31, 2006, two creditors accounted for approximately 62% of the then outstanding balance.

8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2007	2006
Earned vacation compensation	$64,346	$43,326
Legal	$5,000	-
Audit and tax services	79,500	37,000
Reserve for warranty	32,000	20,000
Operating lease payment differential	141,541	90,383
Other	84,643	10,000
Total accrued expenses	$407,030	$200,709

9. PRIVATE PLACEMENT OF EQUITY SECURITIES

On April 30, 2007 Lightspace closed a private placement of its equity units. We sold 586,173 equity units at the offering price of $6.40 per unit, resulting in aggregate proceeds to us of $3,751,507. After estimated expenses of the offering of $311,507, the net proceeds were approximately $3,440,000. Each equity unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. The sale of 586,173 units resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 4,689,384 warrants to purchase a total of 4,689,384 shares of common stock at an exercise price of $1.00 per warrant; (3) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.25 per warrant; and (4) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.63 per warrant.

LIGHTSPACE CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 2007 and 2006

9. PRIVATE PLACEMENT OF EQUITY SECURITIES (continued)

In connection with the sale of the equity units, Lightspace paid Griffin Securities, Inc., the financial advisor for the private placement, a fee in the amount of $187,575 and issued to Griffin Securities a purchase warrant exercisable for 58,617 equity units, in the same form sold in the private placement, at an exercise price of $6.40 per unit.

Lightspace used a portion of the net proceeds from the private placement to fund the acquisition of the emagipix technology by the payment of the cash purchase price of $300,000. The balance of the net proceeds will be used for general working capital purposes, including payment of the expenses of registering the private placement units for resale.

10. TECHNOLOGY ACQUISITION

On March 29, 2007, Lightspace Emagipix Corporation (“LEC”), a newly formed wholly-owned subsidiary of Lightspace Corporation, entered into an agreement with Illumination Design Works, Inc. to acquire the in-process development technology emagipix, an interactive lighting technology that utilizes electroluminescent sheets. The purchase price for the emagipix technology consisted of an initial cash payment of $45,000, a subsequent cash payment of $255,000 and the issuance of a $950,000 convertible term secured non-recourse note to Illumination Design Works, Inc. upon the closing of the technology purchase on April 30, 2007.

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

The $950,000 convertible term secured non-recourse note bears interest a 5% per annum, payable yearly, and is due and payable on April 30, 2011. The note is secured by a pledge of 76% of the stock of LEC. The principal of the note is convertible at any time up and until April 30, 2011, at the option of the holder, into the common stock of Lightspace Corporation at a conversion price of $0.80 per share. Upon the occurrence of certain defined events of default by the noteholder, Lightspace has the right to convert the note to common stock at the lower of the conversion price of $0.80 or current market price of the common stock.

We estimate that the cost to complete the development of the emagipix technology will be between $1.5 million and $2.0 million. We further expect that the technology will be commercially available within three years. Lightspace accounted for the acquisition of the emagipix technology as the acquisition of in-process research and development and recorded a charge to operations in the June 30, 2007 quarter of $1,306,612, which included legal fees incurred in connection with the acquisition.

11. NOTES PAYABLE AND LONG TERM DEBT

Notes payable and long term debt consists of the following:

	December 31,
	Interest Rate	2007	2006
Contingent promissory note	8.0%	237,381	237,381
Long term debt	5.0%	950,000	-
Total debt outstanding		$1,187,381	$237,381

LIGHTSPACE CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 2007 and 2006

11. NOTES PAYABLE AND LONG TERM DEBT (continued)

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

Long term debt
As part of the acquisition of the emagipix in-process research and development, we issued a $950,000 convertible term secured non-recourse note to Illumination Design Works, Inc. upon the closing of the purchase on April 30, 2007. The $950,000 convertible term secured non-recourse note bears interest a 5% per annum, payable yearly, and is due and payable on April 30, 2011. The note is secured by a pledge of 76% of the stock of LEC. The principal of the note is convertible at any time up and until April 30, 2011, at the option of the holder, into the common stock of Lightspace Corporation at a conversion price of $0.80 per share. Upon the occurrence of certain defined events of default by the noteholder, Lightspace has the right to convert the note to common stock at the lower of the conversion price of $0.80 or current market price of the common stock.

12. COMMON STOCK

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

On April 30, 2007 Lightspace closed a private placement of its equity units. We sold 586,173 equity units at the offering price of $6.40 per unit, resulting in aggregate proceeds to us of $3,751,507. After expenses of the offering of $311,507, the net proceeds were approximately $3,440,000. Each equity unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. The sale of 586,173 units resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 4,689,384 warrants to purchase a total of 4,689,384 shares of common stock at an exercise price of $1.00 per warrant; (3) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.25 per warrant; and (4) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.63 per warrant.

At December 31, 2007, the Company had reserved 29,965,315 shares of common stock for: (1) the exercise of issued and outstanding common stock warrants (23,634,205 shares); (2) authorized common stock options (5,143,610 shares); and (3) convertible debt (1,187,500).

LIGHTSPACE CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 2007 and 2006

13. LOSS PER COMMON SHARE

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

The following potentially dilutive securities were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2007	2006	2005
Common stock options	5,143,610	1,820,490	72,080
Common stock warrants	23,634,205	15,427,789	99,938
Preferred stock warrants	-	-	16,390
Convertible perferred stock	-	-	53,492
Convertible debt	1,187,500	-	341,200
Total	29,965,315	17,248,279	583,100

14. STOCK OPTION BASED COMPENSATION

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

In September 2005, our stockholders approved adoption of our 2005 Stock Plan. The plan provides that the Board of Directors may grant up to 72,080 incentive stock options and/or nonqualified stock options to directors, officers, key employees and consultants. The plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. For grants to individuals who own more than 10% of the outstanding common stock of Lightspace, the exercise price must be at least 110% of fair market value at the time of grant. Options granted under the plan expire within 10 years or less from the date of grant and vest over a period not to exceed four years. At December 31, 2006, we have reserved 53,680 shares of common stock for issuance under the plan upon exercise of outstanding options. Effective with the approval and adoption of the 2006 Stock Plan in June 2006, no additional options can be issued under the 2005 Stock Plan.

On June 9, 2006, our stockholders approved adoption of our 2006 Stock Plan. The plan provides that the Board of Directors may grant up to 2,118,622 incentive stock options and/or nonqualified stock options to directors, officers, key employees and consultants. The plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. For grants to individuals who own more than 10% of the outstanding common stock of Lightspace, the exercise price must be at least 110% of fair market value at the time of grant. Options granted under the plan expire within ten years or less from the date of grant and vest over a period not to exceed three years. As of December 31, 2006, we have reserved 2,118,622 shares of  common stock for issuance under the 2006 Stock Plan upon the exercise of outstanding options.

LIGHTSPACE CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 2007 and 2006

14. STOCK OPTION BASED COMPENSATION (continued)

On December 10, 2007, our stockholders approved adoption of the 2007 Stock Incentive Plan (the “2007 Stock Plan”), pursuant to which up to 4,000,000 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. In 2007, under the 2007 Stock Plan, the Company granted to directors, officers and key employees 3,245,856 options to purchase 3,245,856 shares of common stock at an exercise price of $1.10 per share. The options vest ratably over a three year period and expire in ten years.

The provision for stock-based compensation for common stock options granted under our Stock Incentive Plans for the year ended December 31, 2007 was $258,009. The Company did not record a tax benefit related to the provision for stock-based compensation due to the Company’s net operating loss carryforwards; accordingly, the net loss for the year ended December 31, 2007 was increased by $258,009, and basic and diluted net losses per share were each increased by $0.02 per share for the year ended December 31, 2007. As of December 31, 2007, total unrecognized stock-based compensation expense related to the common stock option grants expected to be charged to operations over the next two and three-quarter years is estimated to approximate $1,937,000.

For all periods prior to January 1, 2006, the Company accounted for stock-based compensation arrangements with employees and directors utilizing the intrinsic-value method. Under this method, stock-based compensation expense was determined at the measurement date, which again is generally the date of grant, as the aggregate amount by which the current market value of the equity security exceeds the exercise price to be paid. The resulting compensation expense, if any, was recognized for financial reporting over the term of vesting or performance. The Company has historically granted stock-based compensation awards to employees and directors at an exercise price equal to the current market value of the Company’s equity security at the date of grant. Accordingly, no compensation expense has been recognized or will be recognized in the financial statements for stock-based compensation arrangements with employees and directors for grants earned prior to January 1, 2006.

The following table summarizes the pro forma stock-based compensation expense and the related effect on reported results of operations for stock option grants to employees and directors for periods prior to January 1, 2006 that would have been recorded by the Company for the year ended December 31, 2005 under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, if the Company had adopted early application thereof.

2005
Net loss as reported	$(2,914,507)
Pro forma stock option compensation	(8,903)
Pro forma net loss	$(2,923,410)
Basic and diluted net losses per share:
As reported	$(3.00)
Pro forma	$(3.01)

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

LIGHTSPACE CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 2007 and 2006

14. STOCK OPTION BASED COMPENSATION (continued)

In September 2005, the Company granted under the 2005 Stock Plan options to purchase 72,080 shares of common stock to officers, a director, and key employees at an exercise price of $.83 per share, the fair market value of the Company’s common stock at that date. The 2005 options vest at stipulated dates over a period not to exceed four years and expire in ten years. From July 2006 through December 2006, the Company granted under the 2006 Stock Plan options to purchase 1,836,810 shares of common stock to officers and key employees at an exercise price of $.80 per share, the fair market value of the Company’s common stock at the dates of grant. The 2006 options vest at stipulated dates over a three year period and expire in ten years. Under the 2007 Stock Incentive Plan, we granted 3,245,856 options to purchase 3,245,856 shares of common stock to officers, directors and key employees at an exercise price of $1.10 per share, the fair market value of the Company’s common stock at the dates of grant. The 2007 options vest over three to four years and expire in ten years. Information with respect to stock options issued under the 2005, 2006 and 2007 Stock Plans are as follows:

			Weighted
	Number of		Average
	Options	Exercise Price	Exercise Price
Outstanding options at January 1, 2005	-	$-	$-
Granted	72,080	0.83	0.83
Outstanding options at December 31, 2005	72,080	0.83	0.83
Granted	1,836,810	0.80	0.80
Cancelled	(88,400)	(0.80 to 0.83)	(0.81)
Outstanding options at December 31, 2006	1,820,490	0.80 to 0.83	0.80
Granted	4,075,856	0.80 to 1.10	1.06
Cancelled	(752,736)	(0.80 to 1.10)	(0.82)
Outstanding options at December 31, 2007	5,143,610	$0.80 to 1.10	$1.01

Contractual life (years) outstanding options
December 31, 2007	9 3/8

Exerciseable options at December 31, 2006	85,654	$0.80 to 0.83	$0.81
Exerciseable options at December 31, 2007	549,364	$0.80 to 0.83	$0.80

Options available for grant at December 31, 2006	351,812
Options available for grant at December 31, 2007	1,026,542

Information with respect to outstanding stock options under the 2005 Stock Plan, 2006 Stock Plan and 2007 Stock Plans are as follows:

	Options Outstanding			Options Exerciseable
		Average Remaining	Weighted	Number	Weighted
Exercise Price	Number of Options	Contract Life (years)	Average Exercise Price	of Options	AverageExercise Price
$ 0.80	1,561,224	8 4/5	$0.80	497,834	$0.80
0.83	51,530	6 3/4	0.83	51,530	0.83
1.10	3,530,856	9 2/3	1.10	-	-
$ 0.80 to 1.10	5,143,610	9 3/8	$1.01	549,364	$0.80

LIGHTSPACE CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 2007 and 2006

15. STOCK WARRANTS

On April 30, 2007 we sold 586,173 units (consisting of our common stock and warrants) at the offering price of $6.40 per unit, resulting in gross proceeds of $3,751,507. The sale of 586,173 units and the issuance to the financial advisor of a unit purchase warrant exercisable for 58,617 units identical to the units sold in the private placement resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 468,936 unit warrants to purchase a total of 468,936 shares of common stock at an exercise price of $0.80 per warrant (3) 5,158,320 unit warrants to purchase a total of 5,158,320 shares of common stock at an exercise price of $1.00 per warrant; (4) 1,289,580 unit warrants to purchase a total of 1,289,580 shares of common stock at an exercise price of $1.25 per warrant; and (5) 1,289,580 unit warrants to purchase a total of 1,289,580 shares of common stock at an exercise price of $1.63 per warrant. The unit warrants are exercisable at the option of the holder at any time up until April 30, 2012, at which date the warrants expire. In the event of a division of our common stock, the warrants will be adjusted proportionately.

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

At December 31, 2007 and December 31, 2006, the weighted average exercise price of the common stock warrants outstanding was $1.24 and $1.30, respectively. At December 30, 2007, the common stock warrants had an average remaining life of approximately four years.

Issued and outstanding common stock warrants of the Company are as follows:

		Exercise	December 31,	December 31,
Type of Warrant	Date Issued	Price	2007	2006
$.80 Exchange warrant	April 27, 2006	$0.80	361,252	361,252
$1.00 Exchange warrant	April 27, 2006	$1.00	276,370	276,370
$3.00 Exchange warrant	April 27, 2006	$3.00	649,892	649,892
$7.50 Exchange warrant	April 27, 2006	$7.50	234,398	234,398
$0.80 Unit warrant	April 30, 2007	$0.80	468,936	-
$0.96 Unit warrant	November 2, 2006	$0.96	816,000	816,000
$1.00 Unit warrant	2006 and April 30, 2007	$1.00	13,884,905	8,726,585
$1.25 Unit warrant	2006 and April 30, 2007	$1.25	3,471,226	2,181,646
$1.63 Unit warrant	2006 and April 30, 2007	$1.63	3,471,226	2,181,646
Total common stock warrants outstanding			23,634,205	15,427,789

16. INCOME TAXES

The Company has recorded no provisions or benefits for income taxes for any period presented due to the net operating losses incurred and the uncertainty as to the recovery of such net operating losses and other deferred tax assets as a reduction of possible future taxable income, if any. Deferred tax assets (liabilities) consist of the following:

	December 31,
	2007	2006
Operating loss carryforwards	$2,919,654	$1,353,648
Stock option compensation	103,204	32,197
Research and development tax credits	102,674	68,733
Other	188,926	157,013
Total deferred tax asset	3,314,458	1,611,591
Valuation allowance	(3,314,458)	(1,611,591)
Net deferred tax asset	$-	$-

LIGHTSPACE CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 2007 and 2006

16. INCOME TAXES (continued)

At December 31, 2007 and 2006, the Company had operating loss carryforwards of approximately $7,299,000 and $3,384,000, respectively, available to offset future taxable income for United States federal and state income tax purposes. At December 31, 2007, approximately $4,231,000 of the operating loss carryforwards were restricted as to yearly usage, as discussed hereafter. The United States federal tax operating loss carryforwards expire commencing in 2021 through 2027. The state tax operating loss carryforwards expire commencing in 2007 through 2011. Additionally, at December 31, 2006 the Company had research and development credit carryforwards of approximately $69,000 available to be used as a reduction of federal income taxes.

The deferred tax asset related to the operating loss carryforwards, tax credits and other items deductible against future taxable income was $3,314,458 and $1,611,591 at December 31, 2007 and 2006. The Company has provided a valuation allowance at those dates equal to the full amount of the deferred tax asset, and will continue to fully reserve the deferred tax asset until it can be ascertained that all or a portion of the asset will be realized.

The Company’s ability to use the operating loss carryforwards and tax credit carryforwards to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986. These restrictions severely limit the future use of the loss carryforwards if certain ownership changes described in the code occur. The common stock ownership changes occurring as a result of the securityholder debt and equity conversion on April 27, 2006, the conversion of senior secured notes on May 3, 2006, and the private placement on April 30, 007 have resulted in reductions and in limitations in the use of the operating loss and tax credit carryforwards. The value of the operating loss carryforwards at the date of the April 30, 2007 ownership change was subject to annual usage restrictions and reductions from the ownership changes in 2006. The tax credit carryforwards at the date of the ownership change were similarly reduced and restricted. The Company may use operating losses and tax credits generated subsequent to the date of the ownership change without limitation. Therefore, in future years, the Company may be required to pay income taxes even though significant operating loss and tax credit carryforwards exist.

The following table reconciles the provision for taxes with the expected income tax obligation (recovery) by applying the United States federal statutory rate to the net loss.

	December 31,
	2007	2006	2005
Net loss	$(4,800,558)	$(2,708,420)	$(2,914,507)

Expected tax benefit at statutory rate	(1,632,190)	(920,863)	(990,932)
State tax, net of federal benefit	(288,033)	(162,505)	(174,870)
Decrease in tax loss and credits carryforwards, 50% ownership chang	231,701	1,874,491	-
Other	(14,345)	665,701	23,931
Increase (decrease) in valuation allowance	1,702,867	(1,456,824)	1,141,871
Provision for income taxes	$-	$-	$-

17. CONCENTRATION OF CREDIT RISK

In the year ended December 31, 2007, two customers individually accounted for more than 10% of product sales. These two customers accounted for $477,172, or approximately 27% of total product sales. In each of the two years ended 2006 and 2005, we had two different customers that accounted for $367,851, or approximately 47%, and four different customers that accounted for $670,200, or approximately 68%, respectively of total product sales. We believe this is more a result of the low number of sales and the large dollar values of certain sales and is expected at this point of Lightspace’s operating history.

The Company is a co-employer of its employees with a professional employer organization and is dependent upon that organization to process all transactions related to payroll, payroll taxes and fringe benefits.

The Company uses only one bank for its cash deposits. At various times during the year, balances have exceeded the $100,000 limit for FDIC insurance.

LIGHTSPACE CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 2007 and 2006

18. COMMITMENTS

Effective May 1, 2006, the Company entered into a five-year lease for approximately 16,000 square feet to be used for office and manufacturing operations. The terms of this new lease provide for average annual base rental payments of approximately $293,500 per year, plus an allocated percentage of the increase in the building operating costs over a defined base year operating costs.

At December 31, 2007, the Company leased its facilities and certain equipment under non-cancelable operating leases expiring through May 2011. At December 31, 2007 future minimum annual non-cancelable operating lease commitments were as follows: 2008, $320,000; 2009, $338,000; 2010, $346,000; and 2011, $144,000. Rent expense was $316,424, $364,875, and $329,754 for the years ended December 31, 2007, 2006 and 2005, respectively.

On December 31, 2007, we have approximately $1,240,000 in purchase order commitments to our vendors. The majority of this is to our tile supplier for the purchase of our interactive tiles.

19.    RELATED PARTY TRANSACTIONS

On April 21, 2006, the Company entered into a severance agreement with the former Chief Executive Officer, pursuant to which he resigned as an officer, director and employee of Lightspace effective March 31, 2006. Under the agreement, the former CEO was paid accrued wages and vacation pay, reimbursed for recorded expenses incurred on behalf of Lightspace aggregating $47,636, paid $10,000 as severance, and paid a non-refundable $20,000 as advance payment for 100 hours of consulting work. The Company recorded all liabilities to the former CEO as of March 31, 2006. Additionally, the Company agreed to pay $20,000 against an existing accounts payable balance of $72,835 due to Immersive Promotions, an affiliate of the former CEO. The remaining balance of $52,835 was paid to Immersive Productions in September 2007.

In August 2007, we engaged and paid Joseph Parkinson $7,500 for strategic consulting work. Mr. Parkinson was a director of Lightspace from August 27, 2007 until his resignation on March 27, 2008 but was not a director at the time of the engagement.

20. SEGMENT INFORMATION

The Company conducts its operations and manages its business in one segment, the manufacture of hardware and development of software for interactive lighting entertainment. Revenues, denominated in U.S. dollars, by geographical region are as follows:

	Year Ended December 31,
	2007	2006	2005
United States	$1,297,307	$567,827	$748,800
South America	132,563	-	21,253
Europe	233,064	89,423	-
Asia/Australia	100,776	141,851	114,675
Africa	64,511	-	19,128
Canada	20,950	49,100	121,750
Total	$1,849,172	$848,201	$1,025,606

LIGHTSPACE CORPORATION and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 2007 and 2006

21. OTHER FINANCIAL ANALYSIS AND INFORMATION

Advertising Expenditures
Advertising costs are expensed as incurred and are included in sales and marketing operating expenses. Advertising costs in the year ended December 31, 2007 were $10,777. Advertising costs in the year ended December 31, 2006 were $35,264. In 2007, we spent a greater portion of our sales and marketing budget on trade shows as the impact on sales was deemed to be much greater than that of advertising.

Allowance for Uncollectible Accounts Receivable
An allowance for uncollectible accounts receivable is established by a charge to sales and marketing operating expenses, when in our opinion, it is probable that the amount due to the Company will not be collected. The allowance was increased in 2007 due to a greater portion of credit sales. Our collection experience did not change however, with only a small portion of receivables deemed to be overdue and write-offs immaterial. Summarized activity with respect to the allowance for uncollectible accounts receivable is as follows:

	Year Ended December 31,
	2007	2006	2005
Balance at beginning of year	$10,000	-	-
Provision for losses	45,300	10,000	-
Receivables charged against reserve	(5,170)	-	-
Balance at end of year	$50,130	10,000	-

Inventory Reserve
A reserve for obsolete and slow moving inventory is established by a charge to product cost, when in the opinion of the Company, engineering design changes, the introduction of new products or forecasted selling prices have reduced the net realizable value of such inventory below cost. Summarized activity with respect to the inventory reserve is as follows:

	Year Ended December 31,
	2007	2006	2005
Balance at beginning of year	$142,651	$38,295	$-
Provision for losses	83,361	196,371	38,295
Inventory charged against reserve	(83,382)	(92,015)	-
Balance at end of year	$142,629	$142,651	$38,295

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

	Year Ended December 31,
	2007	2006	2005
Balance at beginning of year	$20,000	$35,000	$10,000
Provision for warranty repairs	12,000	(4,890)	25,000
Warranty labor and materials	-	(10,110)	-
Balance at end of year	$32,000	$20,000	$35,000

22. LEGAL PROCEEDING AND SUBSEQUENT EVENTS

In October 2007, we were served notice of a wrongful termination claim against us by a former employee. The former employee is seeking damages in the amount of lost compensation. We believe there is no merit to the lawsuit and intend to defend against it. A contingency accrual for the potential litigation was established in the June 2007 quarter. Given our current cash balance, any significant judgment against us could have severe financial implications.

In March 2008, we received a letter from a vendor claiming breach of contract and non-payment of bills due. As of March 28, 2008 approximately $76,000 was owed to this vendor, this amount was not in dispute. Additionally, the vendor claimed to have purchased approximately $36,000 in materials on our behalf which as of March 28, 2007, had not been invoiced to the Company. On March 28, 2007, the case was settled and we agreed to the payment of the $76,000 to be made by March 31, 2008. The additional $36,000 allegedly owed was settled for approximately $28,000 to be paid within 90 days. On March 28, 2007, the Company obtained short term loans due April 28, 2008 for $70,000 from a shareholder and ex-directors, the proceeds of which are to be used in payment of the $76,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as such term is defined in Exchange Act, Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. We know of no fraudulent activities or any material accounting irregularities. Lightspace does not have an independent audit committee. We are advised that an independent committee is not required for OTC Bulletin Board listings, but may further review the advisability and feasibility of establishing such a committee in the future.

We are aware of the general standards and requirements of the Sarbanes-Oxley Act of 2002 and have implemented procedures and rules to comply, so far as applicable, such as a prohibition on company loans to management and affiliates. We do not have any audit committee as we do not believe the act requires a separate committee for companies that are reporting companies, but not registered under the Securities and Exchange Act of 1934 (e.g., companies registered under Section 15(d)) and whose shares trade only on the OTC Bulletin Board.

Management utilized the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Based on the assessment, management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective

This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only the management’s report in this annual report.

Changes in Internal Control

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

The following table shows the names and ages of our directors, executive officers and the positions they hold with Lightspace. Our bylaws provide that directors may be elected at our annual stockholders meeting, at a special stockholders meeting called for such purpose, or in the event of a vacancy by the majority vote of the remaining directors and hold office until the next annual stockholders meeting and until their successors are elected and qualified. Our bylaws provide that the board of directors shall consist of such number of members as the board may determine from time to time, but not less than one and not more than thirteen. Executive officers are selected by the board of directors and serve at its discretion.

Name	Age	Position with Lightspace
Gary Florindo	31	Chief Executive Officer and Director

Louis Nunes	44	Vice President and Chief Financial Officer

Brian Batease	44	Vice President and Chief Operating Officer

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

Louis Nunes joined Lightspace as Chief Financial Officer on April 30, 2007. Mr. Nunes has over 15 years of experience in finance and accounting. Before joining Lightspace, Mr. Nunes was Controller at Third Screen Media from 2006 to 2007 prior to its acquisition in 2007. From 2005 to 2006, Mr. Nunes served as Controller at Verdasys, Inc. and from 2004 to 2005 worked at EMC Corporation in the Business Planning function. From 2003 to 2004, Mr. Nunes served as Controller at Integrated IT Solutions where he was instrumental in creating and instituting key internal controls and successfully oversaw all aspects of the finance and accounting functions. Mr. Nunes is a Certified Public Accountant, a Certified Internal Auditor and holds the Chartered Financial Analyst designation.

Brian Batease was named Chief Operating Officer in July 2007. Prior to this Mr. Batease was Vice President of Manufacturing and Operations since November 2006. Mr. Batease has over twenty years experience in manufacturing processes and operations. Prior to joining Lightspace, Mr. Batease was Chief Operations Officer with True To Form Lighting from 2004 to 2006, where he was responsible for inventory management and factory operations. From 2002 to 2004 Mr. Batease was Head of Manufacturing at City Theatrical, Inc. where he was responsible for inventory processes and management. From 1997 to 2002, Mr. Batease was Vice President of Manufacturing with Electronic Theatre Controls.

Robert Giannini and Joseph Parkinson resigned as directors on March 27, 2007. There were no disagreements among Messrs. Parkinson or Giannini and the Company.

Meetings of the Board of Directors

Our Board of Directors met in person ten times and acted by unanimous written those ten times during the year ended December 31, 2007. Through August 23, 2007, our Board of Directors consisted solely of Mr. Gary Florindo, President and Chief Executive Officer. Messrs. Parkinson and Giannini were appointed to the Board by Mr. Florindo on August 23, 2007 and were ratified by a stockholder vote on December 10, 2007 at our Annual Meeting of Stockholders. During the year ended December 31, 2007, each of our directors attended at least 75% of the aggregate of the total number of meetings of the Board of Directors during that period of time such person was a director.

Independent Directors and Board of Directors’ Committees

Mr. Florindo, who is also our Chief Executive Officer, is not deemed to be an independent director. The present size of our Board of Directors does not permit the establishment of separate committees of the Board, such as an audit committee; accordingly, the Board of Directors has direct responsibility of reviewing the financial information proposed to be provided to stockholders and others, the internal control systems and disclosure controls established by management, internal controls over financing reporting, and the audit process and the independent auditors’ qualifications, independence and performance. Mr. Parkinson, prior to his resignation, was qualified as an audit committee financial expert and was independent for audit committee purposes. The membership of our Board of Directors was recently reduced. We hope to add more independent directors, including a “financial expert”; however, there can be no assurance we will be able to do so. In the event we expand our Board of Directors, we will establish and adopt written charters for specific Board of Directors’ Committees, as appropriate, to assist in corporate governance.

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

Director Compensation

Directors who are employees of Lightspace do not receive and will not receive any separate compensation for serving in the additional capacity as directors. If we increase the membership of our Board of Directors with qualified non-management directors, we will establish an appropriate compensation plan for such directors.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our directors and employees, including our chief executive officer, chief financial officer and other officers. Our Code of Ethics includes provisions covering conflicts of interest, the reporting of illegal or unethical behavior, business gifts and entertainment, compliance with laws and regulations, insider trading practices, antitrust laws, bribes or kickbacks, corporate record keeping, and corporate accounting and disclosure. The Code of Ethics is available at the Investor Relations section of our website at www.Lightspacecorp.com. Our Code of Ethics may also be obtained without charge upon written request to Lightspace Corporation, 529 Main Street, Suit 330, Boston, Massachusetts 02129, Attention: Investor Relations.

Item 11. Executive Compensation

The following table sets forth the total compensation for the years ended December 31, 2007, 2006 and 2005 paid or awarded to our elected executive officers, our Chief Executive Officer, our Chief Financial Officer, and our Chief Operating Officer. Certain columns as required by the regulations of the Securities and Exchange Commission have been omitted as no information was required to be disclosed under those columns.

Name and Principal Position	Year	Salary		Stock Options	Other Compensation	Total
Gary Florindo
CEO and Director	2007	$150,000	(1)	$63,634 (1)	$35,134	$248,768
VP Sales and Director	2006	120,791	(2)	20,480 (2)	15,123	156,394
Vice President Sales	2005	103,788				103,788

Louis Nunes
Chief Financial Officer	2007	83,814	(3)	24,551 (3)	16,418	124,782

Brian Batease
Chief Operating Officer	2007	121,875	(4)	27,654 (4)	18,488	168,017
VP Operations	2006	11,359	(5)	790 (5)	2,374	14,523

James C. Louney
Chief Financial Officer	2007	20,816	(6)		3,310	24,126
Chief Financial Officer	2006	83,079	(7)	15,360 (7)	11,597	110,036

Andrew Kennedy Lang
Former CEO and Director	2006	84,250(8)			40,456 (4)	124,706
	2005	94,164				94,164

(1) Effective July 1, 2007, Mr. Florindo’s salary was increased to $175,000 per year. On September 1, 2007, we issued 493,221 options to purchase 493,221 shares of common stock at an exercise price of $1.10 per share to Mr. Florindo pursuant to our 2007 Stock Incentive Plan. The options vest over a three year period and expire in ten years. No options under this grant were vested at December 31, 2007. The fair value of this award at the date of grant was determined to be $192,159 under the Black-Scholes option pricing model (see Note 15 to our financial statements included herein for the assumptions used to calculate the fair value). For the year ended December 31, 2007, we recognized $21,351 of the fair value of this award as compensation expense in our statement of operations.

(2) Effective March 31, 2006, our former Chief Executive Officer resigned all positions with Lightspace, and Mr. Florindo was elected sole director by a vote of our stockholders and appointed Chief Executive Officer. Upon his appointment as Chief Executive Officer, Mr. Florindo’s annual salary was established at $125,000 per year. Mr. Florindo, as a member of management, does not receive any compensation for serving as a director.

On July 4, 2006, we issued 423,724 options to purchase 423,724 shares of common stock at an exercise price of $0.80 per share to Mr. Florindo pursuant to our 2006 Stock Incentive Plan. The options vest over a three year period and expire in ten years. At December 31, 2007, 211,862 of these options were vested. The fair value of this award at the date of grant was determined to be $122,880 under the Black-Scholes option pricing model (see Note 15 to our financial statements included herein for the assumptions used to calculate the fair value). For the year ended December 31, 2007, we recognized $42,283 of the fair value of this award as compensation expense in our statement of operations.

On September 30, 2006, we issued 14,370 options to purchase 14,370 shares of common stock at an exercise price of $0.83 per share to Mr. Florindo pursuant to our 2005 Stock Incentive Plan. The options vest over a three year period and expire in ten years. 17,585 options under this grant were vested at December 31, 2007.

(3) Mr. Nunes commenced employment with us on April 30, 2007. Mr. Nunes’ annual salary is $125,000.
On April 30, 2007 we issued 250,000 options to purchase 250,000 shares of common stock at an exercise price of $0.80 per share to Mr. Nunes pursuant to our 2006 Stock Incentive Plan. The options vest over a three year period and expire in ten years. At December 31, 2007, none of these options were vested. The fair value of this award at the date of grant was determined to be $69,867 under the Black-Scholes option pricing model (see Note 15 to our financial statements included herein for the assumptions used to calculate the fair value). For the year ended December 31, 2007, we recognized $15,526 of the fair value of this award as compensation expense in our statement of operations.

On September 1, 2007, we issued 208,475 options to purchase 208,475 shares of common stock at an exercise price of $1.10 per share to Mr. Nunes pursuant to our 2007 Stock Incentive Plan. The options vest over a three year period and expire in ten years. No options under this grant were vested at December 31, 2007. The fair value of this award at the date of grant was determined to be $81,222 under the Black-Scholes option pricing model (see Note 15 to our financial statements included herein for the assumptions used to calculate the fair value). For the year ended December 31, 2007, we recognized $9,025 of the fair value of this award as compensation expense in our statement of operations.

(4) Mr. Batease was named Chief Operating Officer in July 13, 2007. At that time Mr. Batease’s annual salary was increased to $125,000. On July 13, 2007 we issued 150,000 options to purchase 150,000 shares of common stock at an exercise price of $1.10 per share to Mr. Batease pursuant to our 2006 Stock Incentive Plan. The options vest over a three year period and expire in ten years. At December 31, 2007, none of these options were vested. The fair value of this award at the date of grant was determined to be $59,860 under the Black-Scholes option pricing model (see Note 15 to our financial statements included herein for the assumptions used to calculate the fair value). For the year ended December 31, 2007, we recognized $9,145 of the fair value of this award as compensation expense in our statement of operations.

On September 1, 2007, we issued 208,475 options to purchase 208,475 shares of common stock at an exercise price of $1.10 per share to Mr. Batease pursuant to our 2007 Stock Incentive Plan. The options vest over a three year period and expire in ten years. No options under this grant were vested at December 31, 2007. The fair value of this award at the date of grant was determined to be $81,222 under the Black-Scholes option pricing model (see Note 15 to our financial statements included herein for the assumptions used to calculate the fair value). For the year ended December 31, 2007, we recognized $9,025 of the fair value of this award as compensation expense in our statement of operations.

(5) Mr. Batease was hired as VP of Operations in November 2006. His annual salary at that time was $110,000. On December 1, 2006 we issued 100,000 options to purchase 100,000 shares of common stock at an exercise price of $0.80 per share to Mr. Batease pursuant to our 2006 Stock Incentive Plan. The options vest over a three year period and expire in ten years. At December 31, 2007, 36,111 of these options were vested. The fair value of this award at the date of grant was determined to be $28,453 under the Black-Scholes option pricing model (see Note 15 to our financial statements included herein for the assumptions used to calculate the fair value). For the year ended December 31, 2007, we recognized $9,484 of the fair value of this award as compensation expense in our statement of operations. For the year ended December 31, 2006, we recognized $790 of the fair value of this award as compensation expense in our statement of operations.

(6) On February 15, 2007, Mr. Louney resigned as an officer and employee of Lightspace. Mr. Louney agreed to provide transitional and financial accounting assistance to us through an approximate thirty day consulting agreement. Upon his resignation, Mr. Louney forfeited all options.

(7) From October 4, 2005 to May 7, 2006, Mr. Louney had been our Vice President and Chief Financial Officer through a contract with AccountAbility Outsourcing, Inc., a financial management firm. On May 8, 2006, Mr. Louney accepted a position with us as Vice President, Chief Financial Officer and Assistant Secretary. Upon employment with us in May of 2006, Mr. Louney’s annual salary was established at $125,000 per year.

On July 4, 2006, we issued 317,793 options to purchase 317,793 shares of common stock at an exercise price of $0.80 per share to Mr. Louney pursuant to our 2006 Stock Incentive Plan. The options vest over a three year period and expired in ten years. No options under this grant were vested at February 15, 2007. Upon his resignation Mr. Louney forfeited all options. The fair value of this award at the date of grant was determined to be $92,160 under the Black-Scholes option pricing model (see Note 15 to our financial statements included herein for the assumptions used to calculate the fair value). For the year ended December 31, 2006, we recognized $15,360 of the fair value of this award as compensation expense in our statement of operations.

(8) On April 21, 2006, we entered into a severance agreement with Andrew Kennedy Lang, a stockholder, a former director and our former Chief Executive Officer, pursuant to which he resigned as an officer, director and employee of Lightspace as of March 31, 2006. Under the agreement, we (i) paid him his accrued wages and vacation pay, (ii) reimbursed him for recorded expenses incurred on behalf of Lightspace aggregating $47,636, (iii) paid him $10,000 as severance and (iv) paid him $20,000 as advance payment for 100 hours of consulting work. We also paid $20,000 against an existing accounts payable balance of $72,385 due to his affiliate, Immersive Productions. The remaining balance due to Immersive Productions was fully paid in September 2007.

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

Options Granted in the 2007 Year

The following table sets forth information with respect to options that we granted to the executive officers named in the Executive Compensation Table during the year ended December 31, 2007.

		Percentage
	Shares	of Total	Exercise		Grant Date
	Underlying	Options	Price		Fair
Executive Officer	Options	Granted (1)	Per Share (2)	Expiration Date	Value (3)
Gary Florindo	493,221	12.1%	$1.10	September 2, 2017	$192,158

Louis Nunes	250,000	6.1%	$0.80	May 1, 2017	$69,867
	208,475	5.1%	$1.10	September 2, 2017	$81,222

Brian Batease	150,000	3.7%	$1.10	July 14, 2017	$59,860
	208,475	5.1%	$1.10	September 2, 2017	$81,222

(1) Percentages are calculated based upon a total of 4,075,856 options granted in the year ended December 31, 2007.

(2) All options were granted at fair market value at the time of grant. Grant date fair market value was determined by reference to the market price of common stock on the date of grant.

(3) The fair value of stock options at the date of grant was determined under the Black-Scholes option pricing model, less the amount that the officer is required to pay upon exercise of the options. The assumptions utilized to calculate fair value for the stock options granted in 2007 are as follows: volatility - 53% thru 57%; estimated option exercise period - 2 to 3 years; risk free interest rate -4.16% thru 5.17%; and expected total forfeitures related to these option grant of 6.9%.

Aggregate Option Exercises in 2007 and Value of Options at December 31, 2007

The following table sets forth information with respect to options that were (1) exercised during the year ended December 31, 2007 and (2) that remained unexercised at December 31, 2007 for the executive officers named in the Executive Compensation Table.

	Year 2007		At December 31, 2007
	Shares		Number of	Number of	Value of	Value of
	Acquired	Valuee	Options	Options	Options	Options
Name	On Exercise #	Realized ($)	Exercisablee	Unexercisable	Exercisable	Unexercisable
Gary Florindo	-	-	229,447	687,498	$-	$-

Louis Nunes	-	-	-	458,475	$-	$-

Brian Batease	-	-	36,111	422,364	-	$-

The value of options exercisable and unexercisable at December 31, 2007 includes only options In-the-Money. On December 31, 2007 our common stock (LGTS: OB) closed at a price of $0.40 per share. The In -the-Money value of executive officer options has been calculated on the basis as the difference between $0.40 and the exercise price of the option, multiplied by the number common shares underlying the option. Upon his resignation on February 15, 2007, Mr. Louney forfeited all options.

Director Compensation

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
We have not entered into employment agreements with any of our officers or employees. Our executive officers receive the same fringe benefits (health, dental and disability insurance and paid time off) provided to our other employees. We currently do not have a pension plan, 401K plan, or key man life insurance for any of our officers or employees. We may establish a 401K plan in 2008; but initially, we would not match employee contributions. It is the belief of the Board of Directors that the overall mix of compensation provided to the executive officers helps to achieve the compensation objectives discussed above. The mix of the base salary and the deferred compensation allows us to provide a stable income level to retain our executives, while also giving us a sufficiently flexible framework in order to be able to adapt to changes in the marketplace, as well as creating incentives for our named executives to achieve and surpass our performance objectives.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Owned by Directors, Executive Officers and Greater-Than-5% Stockholders

The following table provides information about the beneficial ownership of our common stock as of March 28, 2008.

•	each person or entity known by us to own beneficially more than five percent of our common stock;

•	the named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

In accordance with Securities and Exchange Commission rules, beneficial ownership includes any shares for which a person or entity has sole or shared voting power or investment power and any shares for which the person or entity has the right to acquire beneficial ownership within 60 days after December 31, 2007 through the exercise of any option, warrant or otherwise. Except as noted below, we believe that the persons named in the table have sole voting and investment power with respect to the shares of common stock set forth opposite their names. Percentage of beneficial ownership is based on 15,282,495 shares of common stock outstanding as of March 28, 2008, plus any shares of common stock issuable upon exercise of presently exercisable common stock options or common stock warrants held by such person or entity. All shares included in the “Right to Acquire” column represent shares subject to outstanding stock options or warrants that are exercisable within 60 days after March 28, 2008. The address of our director and each of our executive officers is c/o Lightspace Corporation, 529 Main Street, Suite 330, Boston, Massachusetts 02129.

	Shares	Right to	Shares Owned		Ownership
Name and Address of Beneficial Owner	Owned	Acquire	Beneficially		Percentage
AIGH Investment Partners, LLC	2,609,275	3,913,913	6,523,188	(1)	34.03%
6006 Berkeley Avenue
Baltimore, MD 21209

Amtrust International Insurance Ltd	1,151,520	1,727,280	2,878,800	(2)	16.95%
10451 Mill Run Circle
Owings Mills, Maryland 21117

Robert Giannini	-	2,585,080	2,585,080	(3)	14.47%
c/o Empire Asset Management
2 Rector Street
New York, NY 10006

South Ferry Building Company	843,736	1,265,604	2,109,340	(4)	12.77%
One State Street Plaza, 29th Floor
New York, NY 10004
Andrew Kennedy Lang	1,102,405	840,348	1,942,753	(5)	12.07%
387 Concord Avenue
Cambridge, MA 02138

	Shares	Right to	Shares Owned		Ownership
Name and Address of Beneficial Owner	Owned	Acquire	Beneficially		Percentage
Shalom Torah Centers	750,000	1,125,000	1,875,000	(6)	11.45%
399 Park Avenue 12th Floor
New York, New York 10022

Fame Associates	687,496	1,031,244	1,718,740	(7)	10.55%
111 Broadway, 20th Floor
New York, NY 10006

Herschel Berkowitz	676,304	1,014,456	1,690,760	(8)	10.39%
441 Yeshiva Lane
Baltimore, MD 21208

Pankaj Tandon	920,883	443,665	1,364,548	(9)	8.69%
8 Summit Road
Weston, MA 02493

Prime Resources, Inc.	465,335	698,001	1,163,336	(10)	7.29%
1245 East Brickyard Road
Salt Lake City, UT 84106

Illumination Design Works, Inc	-	1,187,500	1,187,500	(11)	7.22%
59 Foster Road
Belmont, MA 02478

LaPlace Group LLC	437,496	656,244	1,093,740	(12)	6.87%
3666 Shannon Road
Cleveland Heights, OH 44118

Ellis International	406,240	609,360	1,015,600	(13)	6.40%
20 East Sunrise Highway, Suite 302
Valley Stream, NY 11581

Blue & Gold Enterprises, Inc.	390,547	585,821	976,368	(14)	6.16%
11601 Wilshire Boulevard, Suite 2040
Los Angeles, CA 90025

Asia Marketing	362,496	543,744	906,240	(15)	5.74%
PO Box 3236
Ramat-Gan, 52131 Israel

Gary Florindo, CEO and Director	16	162,849	162,865	(16)	1.06%

Louis Nunes, CFO	-	83,333	83,333	(17)	0.54%

Brian Batease, COO	-	16,667	16,667	(18)	0.11%

All directors and executive officers (Group)	16	262,849	262,865		1.69%

(1) Includes unit warrants to purchase 3,913,913 shares of common stock at exercise prices from $1.00 to $1.63 per share. We have been advised that the beneficial owner and manager of AIGH Investment Partners, LLC is Orin Hirschman.

(2) Includes unit warrants to purchase 1,727,280 shares of common stock at exercise prices from $1.00 to $1.63 per share.

(3) Includes underwriter and financial advisor unit purchase warrants to purchase 2,585,080 shares of common stock at exercise prices from $0.80 to $1.63 per share.

(4) Includes unit warrants to purchase 1,265,604 shares of common stock at exercise prices from $1.00 to $1.63 per share.

(5) Includes (a) 172,107 shares of common stock held by L Ventures, of which Andrew Kennedy Lang, our former chief executive officer, is an officer and holds an ownership interest in; (b) 688,238 exchange warrants to purchase 688,238 shares of common stock at exercise prices of $0.80 to $7.50 per warrant; (c) 12 unit warrants to purchase 12 shares of common stock at exercise prices of $1.00 to $1.63 per warrant; and (d) 152,098 exchange warrants to purchase 152,098 shares of common stock at exercise prices of $1.00 to $3.00 per warrant owned by L Ventures. Does not include 195,279 shares of common stock and exchange warrants to purchase 89,446 shares of common stock held by Andrew Lang, the father of Andrew Kennedy Lang, as to which Andrew Kennedy Lang exercises no voting control or disposition control and disclaims beneficial ownership.

(6) Includes unit warrants to purchase 1,125,000 shares of common stock at exercise prices from $1.00 to $1.63 per share.

(7) Includes unit warrants to purchase 1,031,244 shares of common stock at exercise prices from $1.00 to $1.63 per share.

(8) Includes unit warrants to purchase 1,014,456 shares of common stock at exercise prices from $1.00 to $1.63 per share.

(9) Includes exchange warrants to purchase 443,665 shares of common stock at exercise prices of $3.00 to $7.50 per share.

(10) Includes unit warrants to purchase 698,001 shares of common stock at exercise prices from $1.00 to $1.63 per share.

(11) Includes 1,187,500 shares of common stock issuable upon conversion of $950,000 convertible term note at a conversion rate of $0.80 per share.

(12) Includes unit warrants to purchase 656,244 shares of common stock at exercise prices from $1.00 to $1.63 per share.

(13) Includes unit warrants to purchase 609,360 shares of common stock at exercise prices from $1.00 to $1.63 per share.

(14) Includes unit warrants to purchase 585,821 shares of common stock at exercise prices from $1.00 to $1.63 per share. We have been advised that the beneficial owner of Blue and Gold Enterprises, Inc. is Steven Antebi.

(15) Includes unit warrants to purchase 543,744 shares of common stock at exercise prices from $1.00 to $1.63 per share.

(16) Includes (a) 13,583 options to purchase 13,583 shares of common stock at an exercise price of $0.83 per share; (b) 141,242 options to purchase 141,242 shares of common stock at an exercise price of $0.80 per share; (c) 8,000 options to purchase 8,000 shares of common stock from a co-founder of Lightspace at an exercise price of $0.025 per share; and (d) 24 unit warrants to purchase 24 shares of common stock at exercise prices from $1.00 to $1.63 per share.

(17) Includes options to purchase 83,333 shares of common stock at an exercise prices of $0.80 per share.

(18) Includes options to purchase 16,667 shares of common stock at an exercise prices of $0.80 per share.

Changes in Control

To our knowledge, we are not aware of any arrangements including the pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Lightspace.

Equity Compensation Plan

The equity compensation plans that have been approved by our stockholders as of December 31, 2007 were our 2005 Stock Incentive Plan, 2006 Stock Incentive Plan, and 2007 Stock Incentive Plan.

Equity Compensation Plan Information as of December 31, 2007
Authorized Plan	Number of Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price per Share	Number of Common Share Remaining Available for Future Issuance
2005 Stock Incentive Plan	51,530	$0.83	-

2006 Stock Incentive Plan	1,846,224	$0.85	272,398

2007 Stock Incentive Plan	3,245,856	$1.10	754,144
Total	5,143,610	$1.01	1,026,542

In September 2005, our stockholders approved adoption of our 2005 Stock Plan. The plan provides that the Board of Directors may grant up to 72,080 incentive stock options and/or nonqualified stock options to directors, officers, key employees and consultants. The plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. For grants to individuals who own more than 10% of the outstanding common stock of Lightspace, the exercise price must be at least 110% of fair market value at the time of grant. Options granted under the plan expire within 10 years or less from the date of grant and vest over a period not to exceed four years. At December 31, 2006, we have reserved 53,680 shares of common stock for issuance under the plan upon exercise of outstanding options. Effective with the approval and adoption of the 2006 Stock Plan in June 2006, no additional options can be issued under the 2005 Stock Plan.

On June 9, 2006, our stockholders approved adoption of our 2006 Stock Plan. The plan provides that the Board of Directors may grant up to 2,118,622 incentive stock options and/or nonqualified stock options to directors, officers, key employees and consultants. The plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. For grants to individuals who own more than 10% of the outstanding common stock of Lightspace, the exercise price must be at least 110% of fair market value at the time of grant. Options granted under the plan expire within ten years or less from the date of grant and vest over a period not to exceed three years. As of December 31, 2006, we have reserved 2,118,622 shares of common stock for issuance under the 2006 Stock Plan upon the exercise of outstanding options.

On December 10, 2007, our stockholders approved adoption of our 2007 Stock Plan. The plan provides that the Board of Directors may grant up to 4,000,000 incentive stock options and/or nonqualified stock options to directors, officers, key employees and consultants. The plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. For grants to individuals who own more than 10% of the outstanding common stock of Lightspace, the exercise price must be at least 110% of fair market value at the time of grant. Options granted under the plan expire within ten years or less from the date of grant and vest over a period not to exceed three years. As of December 31, 2007, we have reserved 4,000,000 shares of common stock for issuance under the 2007 Stock Plan upon the exercise of outstanding options.

Issued and Outstanding Common Stock Warrants

Issued and outstanding warrants to purchase Lightspace common stock on December 31, 2007 and December 31, 2006 were as follows:

		Exercise	December 31,	December 31,
Type of Warrant	Date Issued	Price	2007	2006
$.80 Exchange warrant	April 27, 2006	$0.80	361,252	361,252
$1.00 Exchange warrant	April 27, 2006	$1.00	276,370	276,370
$3.00 Exchange warrant	April 27, 2006	$3.00	649,892	649,892
$7.50 Exchange warrant	April 27, 2006	$7.50	234,398	234,398
$0.80 Unit warrant	April 30, 2007	$0.80	468,936	-
$0.96 Unit warrant	November 2, 2006	$0.96	816,000	816,000
$1.00 Unit warrant	2006 and April 30, 2007	$1.00	13,884,905	8,726,585
$1.25 Unit warrant	2006 and April 30, 2007	$1.25	3,471,226	2,181,646
$1.63 Unit warrant	2006 and April 30, 2007	$1.63	3,471,226	2,181,646
Total common stock warrants outstanding			23,634,205	15,427,789

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

On April 30, 2007 we sold 586,173 units (consisting of our common stock and warrants) at the offering price of $6.40 per unit, resulting in gross proceeds of $3,751,507. The sale of 586,173 units and the issuance to the financial advisor of a unit purchase warrant exercisable for 58,617 units identical to the units sold in the private placement resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 468,936 unit warrants to purchase a total of 468,936 shares of common stock at an exercise price of $0.80 per warrant (3) 5,158,320 unit warrants to purchase a total of 5,158,320 shares of common stock at an exercise price of $1.00 per warrant; (4) 1,289,580 unit warrants to purchase a total of 1,289,580 shares of common stock at an exercise price of $1.25 per warrant; and (5) 1,289,580 unit warrants to purchase a total of 1,289,580 shares of common stock at an exercise price of $1.63 per warrant. The unit warrants are exercisable at the option of the holder at any time up until April 30, 2012, at which date the warrants expire. In the event of a division of our common stock, the warrants will be adjusted proportionately.

At December 31, 2007 and December 31, 2006, the weighted average exercise price of the common stock warrants outstanding was $1.24 and $1.30, respectively. At September 30, 2007, the common stock warrants had an average remaining life of approximately four years.

Transfer Agent and Registrar

Continental Stock Transfer & Trust Company, New York, New York, is the transfer agent and registrar of our units, common stock and warrants. The mailing address of Continental Stock Transfer & Trust Company is Two Broadway, New York, New York 10004. The telephone number of our representative at Continental Stock Transfer & Trust Company is 212-845-3204.

Periodic Reporting Requirements

We do not intend to register our securities under Section 12(g) of the Securities Exchange Act unless and until we are required based on having at least 500 stockholders of record and a certain amount of assets. While we will be subject to the periodic reporting requirements of Section 15(d) of the Securities Exchange Act, we will not be subject to certain other provisions of the Securities Exchange Act, including those related to proxy and information statements, insider reporting and short-swing profit liability, reporting by certain beneficial owners of our equity securities, and rules relating to tender offers. Certain provisions of the Sarbanes-Oxley Act also will not apply to us until we are registered under Section 12. As a result, you may not have access to certain information that is otherwise generally available to holders of publicly traded securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Immersive’s first possible promotional event was several months in the future. In the interim, we had several potential customers, but had exhausted the available inventory of interactive tiles. We agreed with Immersive to unwind the sale to Immersive and take back the unused 315 interactive tiles and other Lightspace systems components. We paid back to Immersive $147,333 in cash, leaving a balance due to Immersive of $72,385. As part of the April 21, 2006 severance agreement with Mr. Lang, described below, we paid Immersive $20,000, and agreed to use our best efforts to pay the $52,385 balance due by December 31, 2006. The $52,385 balance due to Immersive remained unpaid at December 31, 2006 and was included in accounts payable at that date. In September 2007, the outstanding balance of $52,385 due to Immersive was fully paid.

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

Parkinson Strategic Consulting Work

In August 2007, we engaged and paid Joseph Parkinson $7,500 for strategic consulting work. Mr. Parkinson was a director of Lightspace from August 27, 2007 until his resignation on March 27, 2008 but was not a director at the time of the engagement.

Director Independence

Mr. Florindo, who is also our Chief Executive Officer, is not deemed to be an independent director.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

Miller Wachman LLP have been selected by the Board of Directors as the independent registered public accounting firm to audit our financial statements for the year ending December 31, 2007. Miller Wachman LLP also served as our auditors for each of the fiscal years ended December 31, 2003 through 2006. At our Annual Meeting of Stockholders held on December 10, 2007, our stockholders ratified the selection of Miller Wachman as the independent registered public accounting firm to audit our financial statements until the next stockholder meeting.

Independent Registered Public Accounting Firm Fees

The following table is a summary of the professional audit services and other services rendered by our independent registered public accounting firm, Miller Wachman LLP, for the fiscal years ended December 31, 2007 and December 31, 2006:

	December 31,
Type of Service Fee	2007	2006
Audit Fees	$87,075	$179,500
Audit-Related Fees	-	-
Total Audit Fees	87,075	179,500

Tax Fees	-	7,500
All Other Fees	-	-
Total Fees	$87,075	$187,000

Audit Fees represent fees for professional services performed by Miller Wachman LLP for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided with respect to statutory and regulatory filings or similar engagements and related expenses.

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

Pre-Approval Policies and Procedures

Our Board of Directors pre-approves each engagement for audit or non-audit services before we engage Miller Wachman LLP to provide those services. Our Board of Directors’ pre-approval procedures do not allow our management to engage Miller Wachman LLP to provide any specified services without the Board’s pre-approval of the engagement for those services. All of the services provided by Miller Wachman LLP for fiscal years 2007 and 2006 were pre-approved.

PART IV

Item 15. Exhibits, Financial Statements Schedules
Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.Lightspacecorp.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission. The Annual Report and our other public reports may also be obtained without charge upon written request to Lightspace Corporation, 529 Main Street, Suite 330, Boston, Massachusetts 02129, Attention, Investor Relations. The information posted on our web site is not incorporated into this Annual Report.

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

Exhibit No.		Description
3.2	(1)	Second Amended and Restated Certificate of Incorporation of Lightspace Corporation
3.3	(2)	Amendment to Certificate of Incorporation of Lightspace Corporation
3.4	(1)	Amended and Restated By-Laws of Lightspace Corporation
4.1	(1)	Form of Certificate of Common Stock of Lightspace Corporation
4.2	(1)	Form of Common Stock Warrant of Lightspace Corporation
4.6	(1)	Form of Unit of Lightspace Corporation
4.7	(3)	Form of 5% Senior Secured Convertible Note due April 16, 2010
4.8	(2)	Amendment No. 1, dated April 30, 2007, to Warrant Agreement, dated May 1, 2006, with Continental Stock Transfer & Trust Company
10.1	(1)	Lease Agreement Between Lightspace and the Schrafft's Nominee Trust
10.2	(1)	Exchange Agreement
10.3*	(1)	2005 Stock Incentive Plan
10.5	(1)	Form of Lock-up Agreement
10.6*	(1)	2006 Stock Incentive Plan
10.8*	(1)	Severance Agreement Between Lightspace and Andrew Kennedy Lang (Former CEO)
10.9	(1)	Manufacturing Agreement Between Lightspace and Contract Manufacturer
10.10	(3)	Agreement for Purchase and Sale of of Assets, dated March 29, 2007
10.11	(3)	Form of Registration Rights Agreement (with IDW)
10.12	(2)	Form of Unit Subscription Agreement, dated as of April 11, 2007
10.13	(2)	Form of Amendment No. 1 to Unit Subscription Agreement, dated as of April 30, 2007
10.14	(2)	Form of Amendment No. 2 to Unit Subscription Agreement, dated as of April 30, 2007
10.15	(2)	Form of Registration Rights Agreement, dated as of April 30, 2007
10.16*	(2)	Louis Nunes Employment Letter
10.17*	(4)	2007 Stock Incentive Plan
10.18	(4)	Joe Parkinson Consulting Agreement, dated August 23, 2007
14	(5)	Code of Business Conduct and Ethics
31.1	(6)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	(6)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	(6)	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	(6)	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (Commission File No. 333-131857).
(2)	Incorporated by reference to our Current Report on Form 8-K, filed May 4, 2007.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed April 2, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed August 28, 2007.
(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2006, filed March 26, 2007.
(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 14(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSPACE CORPORATION

Date: April 1, 2008	By:	/s/ GARY FLORINDO
Gary Florindo President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: April 1, 2008	By:	/s/ GARY FLORINDO
Gary Florindo President and Chief Executive Officer

Date: April 1, 2008	By:	/s/ LOUIS P. NUNES
Louis P. Nunes Chief Financial Officer and Chief Accounting Officer