Form 10-Q
period 2008-03-31
Lightspace Corp
filed 2008-05-15
CIK 1311318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008
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

617) 868-1700
Registrant’s Telephone Number, Including Area Code

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2008
Common Stock, par value $0.0001	15,282,495 shares

LIGHTSPACE CORPORATION
FORM 10 - Q
FOR THE THREE MONTHS ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

PART 1. FINANCIAL INFORMATION
Item 1. Unaudited Financial Information

LIGHTSPACE CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$28,693	$585,737
Accounts receivable (net of allowance for doubtful accounts of	137,708	144,293
$59,600 and $50,130 at March 31, 2008 and December 31, 2007)
Inventory	208,043	193,854
Inventory deposits	172,292	223,033
Other current assets	75,600	3,404
Total current assets	622,336	1,150,321

Property and Equipment - Net	149,579	163,209

Security deposits	102,400	102,400
Intangible assets	35,408	47,211

Total Assets	$909,723	$1,463,141

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable	$307,381	$237,381
Accounts payable	458,754	514,380
Accrued interest	80,170	63,612
Accrued expenses	367,537	407,030
Deferred income	118,863	96,280
Total current liabilities	1,332,705	1,318,683

Long-term Debt	950,000	950,000

Stockholders' Equity
Common stock, $0.0001 par value; authorized 75,000,000 shares;
15,282,495 and 15,282,495 shares issued and outstanding
at March 31, 2008 and December 31, 2007	1,528	1,528
Treasury stock - 24,931 shares at March 31, 2008 and December 31, 2007	(2)	(2)
Additional paid-in capital	14,397,185	14,305,125
Retained earning (deficit)	(15,771,693)	(15,112,193)
Total stockholders' equity (deficiency)	(1,372,982)	(805,542)

Total Liabilities and Stockholders' Equity (Deficiency)	$909,723	$1,463,141

See notes to unaudited consolidated financial statements

LIGHTSPACE CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
	2008	2007

Revenues
Product sales	$868,518	$316,534
Other	91,203	17,425
Total revenues	959,721	333,959

Product Cost	673,588	271,265
Gross Margin	286,133	62,694

Operating Expenses
Research and development	351,119	250,048
Selling and marketing	299,022	300,943
General and administrative	267,941	232,343
Total operating expenses	918,082	783,334

Operating Loss	(631,949)	(720,640)

Other Income (Expense)
Interest expense - net	(27,551)	(11,850)
Total other income (expense)	(27,551)	(11,850)

Loss Before Provision For Income Taxes	(659,500)	(732,490)

Provision For Income Taxes	-	-
Net Loss	$(659,500)	$(732,490)

Basic and Diluted Net Loss Per Share	$(0.04)	$(0.07)

Weighted Average Common Shares Outstanding	15,282,495	10,593,111

See notes to unaudited consolidated financial statements

LIGHTSPACE CORPORATION and SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (unaudited)

	Common Stock		Treasury Stock		Additional	Retained	Stockholders'
	Shares				Paid-In	Earnings	Equity
	Issued	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance January 1, 2007	10,593,111	1,059	-	-	10,607,585	(10,311,635)	297,009

Stock option compensation					40,246		40,246

Net loss for the three months						(732,490)	(732,490)
Balance March 31, 2007	10,593,111	1,059	-	-	10,647,831	(11,044,125)	(395,235)

Private placement	4,689,384	469			3,751,038		3,751,507
of equity securities

Expenses of private placement					(311,507)		(311,507)

Stock repurchase			(24,931)	(2)			(2)

Stock option compensation					217,763		217,763

Net loss						(4,068,068)	(4,068,068)
Balance December 31, 2007	15,282,495	$1,528	(24,931)	$(2)	$14,305,125	$(15,112,193)	$(805,542)

Stock option compensation					92,060		92,060

Net loss for the three months						$(659,500)	(659,500)
Balance March 31, 2008	15,282,495	$1,528	(24,931)	$(2)	$14,397,185	$(15,771,693)	$(1,372,982)

See notes to unaudited consolidated financial statements

LIGHTSPACE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows (Uses) from Operating Activities:
Net loss	$(659,500)	$(732,490)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and amortization	13,628	10,200
Amortization of fair value of stock warrants	11,805	11,803
Provision for stock option compensation	92,060	40,246
Other changes in assets and liabilities:
Accounts receivable	6,585	(36,240)
Inventory	(14,189)	(2,472)
Other assets	(21,455)	(5,171)
Accounts payable and accrued expenses	(78,561)	(39,656)
Deferred income	22,583	(8,737)
Net cash used in operating activities	(627,044)	(762,517)

Cash Flows (Uses) From Investing Activities:
Purchases of property and equipment	-	(12,938)
Net cash used in investing activities	-	(12,938)

Cash Flows (Uses) From Financing Activities:
Proceeds from issuance of notes payable	70,000	-
Net cash provided from financing activities	70,000	-

Net Increase (Decrease) in Cash and Cash Equivalents	(557,044)	(775,455)
Cash and Cash Equivalents - beginning of period	585,737	879,987
Cash and Cash Equivalents - end of period	$28,693	$104,532

Supplemental Cash Flow Information
During the three months ended March 31, cash paid for the following:
Interest	-	-
Taxes	-	-

See notes to unaudited consolidated financial statements

LIGHTSPACE CORPORATION and SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

We have incurred net operating losses and negative operating cash flows since inception. As of March 31, 2008, we had an accumulated retained earnings deficit of $15,771,693. We have funded our operations through March 31, 2008 through the issuance of private and public placements of equity securities, borrowings from stockholders and others, and sales of Lightspace products. Our long-term success is dependent upon obtaining sufficient capital to fund operations and product development, bringing such products to the worldwide market, and obtaining sufficient sales volume to be profitable.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred a net loss from operations of $659,500 and $732,490 for the three months ended March 31, 2008 and 2007 respectively. Further, we have accumulated net losses from operations of $15,771,693 as of March 31, 2008 and at March 31, 2008, our cash balance was $28,693. These factors, among others, indicate that there is substantial uncertainty that we will continue as a going concern. The consolidated financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The consolidated financial statements at March 31, 2008 include the accounts of Lightspace Emagipix Corporation, a wholly-owned subsidiary, organized as of March 29, 2007.

The consolidated statements of financial position as of March 31, 2008, the consolidated statements of operations and cash flows for the three months ended March 31, 2008 and 2007, and the consolidated statement of changes in stockholders’ equity for the period from January 1, 2008 through March 31, 2008 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. Such consolidated financial statements do not include all of the information and disclosures required for audited consolidated financial statements. In the opinion of our management, the unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, cash flows, and changes in stockholders’ equity for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results that can be expected for any other interim period or any fiscal year.

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

LIGHTSPACE CORPORATION and SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

The following potentially dilutive securities were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2008	2007
Common stock options	2,978,452	1,218,685
Common stock warrants	23,634,205	15,427,789
Convertible debt	1,187,500	-
Total	27,800,157	16,646,474

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

In the three month period ended March 31, 2008, no stock incentive options were granted. In the year ended December 31, 2007, we granted to directors, officers and key employees 4,075,856 options to purchase 4,075,856 shares of common stock at an exercise prices ranging from $0.80 to $1.10 per share.

LIGHTSPACE CORPORATION and SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

6. STOCK OPTION BASED COMPENSATION (continued)

The provision for stock-based compensation for common stock options granted under the 2006 and 2007 Stock Plans for the three month period ended March 31, 2008 was $92,060. We did not record a tax benefit related to the provision for stock-based compensation due to our net operating loss carryforwards; accordingly, the net loss for the three month period ended March 31, 2008 was increased by $92,060.

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

7. INVENTORY

Inventory is stated at lower of cost or market. At March 31, 2008 and December 31, 2007, inventory consisted of raw materials of $67,240 and $32,697, and finished products of $140,803 and $161,157, respectively. Additionally, at March 31, 2008 and December 31, 2007 advance payments for inventory were $172,292 and $223,033, respectively.

8. NOTES PAYABLE AND LONG TERM DEBT

Notes payable and long term debt consists of the following:

		March 31,	December 31,
		2008	2007
Interest bearing short term notes	9.0%	55,000	-
Non-interest bearing short term notes	0.0%	15,000	-
Contingent promissory note	8.0%	237,381	237,381
Long term debt	5.0%	950,000	950,000
Total		1,257,381	1,187,381

Short term promissory note
On March 27, 2008 we received a $70,000 loan from two ex-directors and a shareholder. Two of the notes bear a 9% annual interest rate and the third note was non-interest bearing. All three notes are due and payable on April 28, 2008. The loans were made in connection with a vendor lawsuit which was settled in March 2008. These notes have been paid in full.

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

LIGHTSPACE CORPORATION and SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

8. NOTES PAYABLE AND LONG TERM DEBT (continued)

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

9. COMMON STOCK

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

10. STOCK INCENTIVE PLANS

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

In June 2006, our stockholders and Board of Directors approved adoption of the 2006 Stock Incentive Plan (the “2006 Stock Plan”), pursuant to which up to 2,118,622 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. The 2006 Stock Plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. Options expire in ten years or less from the date of grant and vest over a period not to exceed four years. As of March 31, 2008 we had reserved 2,118,622 shares of common stock for issuance under the 2006 Stock Plan.

On December 10, 2007, our stockholders approved adoption of the 2007 Stock Incentive Plan (the “2007 Stock Plan”), which had been approved by our Board of Directors in August, 2007, pursuant to which up to 4,000,000 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. In 2007, under the 2007 Stock Plan, we granted to directors, officers and key employees 3,245,856 options to purchase 3,245,856 shares of common stock at an exercise price of $1.10 per option. The options vest ratably over a three year period and expire in ten years. We have reserved 4,000,000 shares of common stock for issuance under the 2007 Stock Plan upon exercise of outstanding options.

LIGHTSPACE CORPORATION and SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

10. STOCK INCENTIVE PLANS (continued)

Combined information with respect to stock options issued under the 2005, 2006 and 2007 Stock Plans for the three month period ended March 31, 2008 is summarized as follows:

	March 31, 2008
		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding January 1, 2008	5,143,610	$1.01
Options granted	-	-
Options exercised	-	-
Options cancelled	(2,165,158)	(1.06)
Options outstanding March 31, 2008	2,978,452	$0.96

Options exercisable at March 31, 2008	447,786	$0.96
Weighted average fair value of 2008 options granted		-
Weighted average contractual life (years) options outstanding	9
Options available for grant at March 31, 2008	3,191,700

11. STOCK WARRANTS

Issued and outstanding warrants to purchase Lightspace common stock are as follows:

		Exercise	March 31,	December 31,
Type of Warrant	Date Issued	Price	2008	2007
$.80 Exchange warrant	April 27, 2006	$0.80	361,252	361,252
$1.00 Exchange warrant	April 27, 2006	$1.00	276,370	276,370
$3.00 Exchange warrant	April 27, 2006	$3.00	649,892	649,892
$7.50 Exchange warrant	April 27, 2006	$7.50	234,398	234,398
$0.80 Unit warrant	April 30, 2007	$0.80	468,936	468,936
$0.96 Unit warrant	November 2, 2006	$0.96	816,000	816,000
$1.00 Unit warrant	2006 and April 30, 2007	$1.00	13,884,905	13,884,905
$1.25 Unit warrant	2006 and April 30, 2007	$1.25	3,471,226	3,471,226
$1.63 Unit warrant	2006 and April 30, 2007	$1.63	3,471,226	3,471,226
Total common stock warrants outstanding			23,634,205	23,634,205

On April 30, 2007 we closed the offering period for the private sale of equity units. We sold 586,173 units at the offering price of $6.40 per unit, resulting in gross proceeds of $3,751,507. The sale of 586,173 units and the issuance to the financial advisor of a unit purchase warrant exercisable for 58,617 units identical to the units sold in the private placement resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 468,936 unit warrants to purchase a total of 468,936 shares of common stock at an exercise price of $0.80 per warrant (3) 5,158,320 unit warrants to purchase a total of 5,158,320 shares of common stock at an exercise price of $1.00 per warrant; (4) 1,289,580 unit warrants to purchase a total of 1,289,580 shares of common stock at an exercise price of $1.25 per warrant; and (5) 1,289,580 unit warrants to purchase a total of 1,289,580 shares of common stock at an exercise price of $1.63 per warrant. The unit warrants are exercisable at the option of the holder at any time up until April 30, 2012, at which date the warrants expire. In the event of a division of our common stock, the warrants will be adjusted proportionately. The warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of common shares. We had entered into a Registration Rights

LIGHTSPACE CORPORATION and SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

11. STOCK WARRANTS (continued)

Agreement with the purchasers of the units, whereby we had agreed to file a registration statement, within 45 days of the closing, to register for resale the shares of common stock, warrants and shares of common stock issuable upon exercise of the unit warrants, included in the units issued in the private placement to investors and the financial advisor.

At March 31, 2008 and December 31, 2007, the weighted average exercise price of the common stock warrants outstanding was $1.24 and $1.24, respectively. At March 31, 2008, the common stock warrants had an average remaining life of approximately four years.

12. INCOME TAXES

We have recorded no provisions or benefits for income taxes for any period presented due to the net operating losses incurred and the uncertainty as to the recovery of such net operating losses and other deferred tax assets as a reduction of possible future taxable income, if any.

At December 31, 2007, we had operating loss carryforwards of approximately $7,299,000 available to offset future taxable income for United States federal and state income tax purposes. At December 31, 2007, approximately $4,231,000 of the operating loss carryforwards were restricted as to yearly usage, as discussed hereafter. The United States federal tax operating loss carryforwards expire commencing in 2021 through 2027. The state tax operating loss carryforwards expire commencing in 2007 through 2011.

The deferred tax asset related to the operating loss carryforwards, tax credits and other items deductible against future taxable income was $3,314,458 at December 31, 2007. The Company has provided a valuation allowance at those dates equal to the full amount of the deferred tax asset, and will continue to fully reserve the deferred tax asset until it can be ascertained that all or a portion of the asset will be realized.

Our ability to use the operating loss carryforwards and tax credit carryforwards to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986. These restrictions severely limit the future use of the loss carryforwards if certain ownership changes described in the code occur. The common stock ownership changes occurring as a result of the securityholder debt and equity conversion on April 27, 2006, the conversion of senior secured notes on May 3, 2006, and the private placement on April 30, 2007 have resulted in reductions and in limitations in the use of the operating loss and tax credit carryforwards. The value of the operating loss carryforwards on April 30, 2007, $8,699,000, was reduced to $4,231,000. In future years, such reduced operating loss carryforwards of $4,231,000 can be used only to offset approximately $441,000 of taxable income per year, if any. We may use operating losses and tax credits generated subsequent to the date of the ownership change without limitation. Unrestricted carryforwards generated in the period subsequent to the April 30th ownership change to March 31, 2008 are approximately $2,196,000. Therefore, in future years, we may be required to pay income taxes even though significant operating loss and tax credit carryforwards exist.

13. COMMITMENTS AND CONTINGENCIES

Effective May 1, 2006, the Company entered into a five-year lease for approximately 16,000 square feet to be used for office and manufacturing operations. The terms of this new lease provide for average annual base rental payments of approximately $293,500 per year, plus an allocated percentage of the increase in the building operating costs over a defined base year operating costs.

The Company leases its facilities and certain equipment under non-cancelable operating leases expiring through May 2011. Rent expense was $316,424, $364,875, and $329,754 for the years ended December 31, 2007, 2006 and 2005, respectively.

LIGHTSPACE CORPORATION and SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

13. COMMITMENTS AND CONTINGENCIES (continued)

On March 31, 2008, we have approximately $1,073,000 in purchase order commitments to our vendors. The majority of this is to our tile supplier for the purchase of our interactive tiles.

The table below sets forth our known contractual obligations as of March 31, 2008

Contractual Obligation	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Facility lease	$1,055,770	$319,458	$679,433	$56,879	-
Purchase orders	$1,073,038	$1,073,038
Other leases	7,862	3,931	3,931	-	-
Total	$2,136,670	$1,396,427	$683,364	$56,879	-

14. SEGMENT INFORMATION

We conduct our operations and manage our business in one segment, the manufacture of hardware and development of software for interactive lighting entertainment. Revenues, denominated in U.S. dollars, by geographical region are as follows:

	Three Months Ended March 31,
	2008	2007

United States	$242,813	$220,959
Europe	467,054	26,000
Asia/Africa/Australia	-	24,500
South America	175,619	42,000
Canada	74,235	20,500
Total	$959,721	$333,959

Item 2. Management’s Discussion of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the following discussion, as well as other information in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Management urges you to consider the risks and uncertainties described in “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007. Management undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date of this report. Management cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge at an Internet website maintained by the Securities and Exchange Commission (the “SEC”) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov; and on our website at http://www.Lightspacecorp.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission. The information posted on our web site is not incorporated into this Quarterly Report.

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

Results of Operations for the Three and Nine Months Ended March 31, 2008 and 2006

Revenue and Operating Results

For the three months ended March 31, 2008, revenue was $959,721, an increase of $625,762 or approximately 187% from revenue of $333,959 recorded in the three months ended March 31, 2007. The net loss for the three months ended March 31, 2008 was $659,500, as compared to a net loss for the three months ended March 31, 2007 of $732,490.

The revenue for the three months ended March 31, 2008 was comprised of revenue from the sale of products, $868,518, and other revenue of $91,203, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the three months ended March 31, 2008, there were six Lightspace Dance/Design new installation sites and eight Lightspace Play new installation sites, representing 1,856 interactive tiles. For the three months ended March 31, 2008, sales of Lightspace products were made to customers in the United States - $242,813; South America - $175,619; Europe - $467,054 and Canada - $74,235. During this period, two Lightspace customers comprised more than 10% of revenues individually with the top customer accounting for approximately 49% or $451,059. Sales to these two customers aggregated $550,502 or approximately 60% of total revenue.

The revenue for the three months ended March 31, 2007 was comprised of revenue from the sale of products, $316,534, and other revenue of $17,425, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the three months ended March 31, 2007, there was one Lightspace Dance/Design new installation sites and 12 Lightspace Play new installation sites, representing 509 interactive tiles. For the three months ended March 31, 2007, sales of Lightspace products were made to customers in United States - $220,959; South America - $42,000; Canada - $20,500; Asia/Africa - $24,500 and Europe - $26,000. During this period, three Lightspace customers comprised more than 10% of revenues. Sales to these customers aggregated $126,334 in the 2007 three-month period.

Our product backlog at March 31, 2008 was $56,485, representing 111 interactive tiles. We expect that this backlog will be shipped and installed in the June 2008 quarter. Product backlog at March 31, 2007 was $163,200, representing 261 interactive tiles. Cancellation of a signed contract or order included in product backlog requires the consent of Lightspace.

Product Cost and Gross Margin

For the quarters ended March 31, 2008 and 2007, we recorded gross margins of $286,133, or approximately 30%, and $62,694 or approximately 19%, respectively. Product cost includes the direct cost of materials, associated freight charges, and the allocated per unit cost of the contractor's manufacturing labor, overhead and profit associated with products sold. For the most part, these costs are variable and increase or decrease with volume. Product cost also includes our personnel and related expenses assigned to manufacturing and customer service. These latter costs tend to be a fixed cost that decreases on a per unit basis as volume increases.

Inflation

In the opinion of management, inflation has not had a material impact on our operations.

Operating Expenses

Research and development spending for the three months ended March 31, 2008 and March 31, 2007 respectively were $351,119 and $250,048, an increase of $101,071 or approximately 40%. Research and development spending for 2008 will focus primarily on hardware and software enhancements for our current generation of tile as well as expenditures on the development of the next generation of our interactive tile.

Selling and marketing expenditures were $299,022 for the three months ended March 31, 2008 as compared to $300,943 for the three months ended March 31, 2007, a decrease of $1,921, or approximately 1%.

General and administrative expenses were $267,941 for the three months ended March 31, 2008 as compared to $232,343 for the three months ended March 31, 2007, an increase of $35,598, or 15%. This is primarily due to an increase of $60,309 in stock option compensation expense offset by reductions in other administrative expenses.

Interest Expense

Net interest expense was $27,551 for the three months ended March 31, 2008 as compared to $11,850 for the three months ended March 31, 2007, an increase of $15,701, or 133%. This can be primarily attributed the three month interest of $11,875 on the $950,000 loan resulting from the April 2007 purchase of the emagipix technology, an interactive lighting technology that uses electroluminescent sheets, from Illumination Design Works, Inc.

Income Taxes

We have recorded no provisions or benefits for income taxes for any period presented due to the net operating losses incurred and the uncertainty as to the recovery of such net operating losses and other deferred tax assets as a reduction of possible future taxable income, if any.

At December 31, 2007, we had operating loss carryforwards of approximately $7,299,000 available to offset future taxable income for United States federal and state income tax purposes. At December 31, 2007, approximately $4,231,000 of the operating loss carryforwards were restricted as to yearly usage, as discussed hereafter. The United States federal tax operating loss carryforwards expire commencing in 2021 through 2027. The state tax operating loss carryforwards expire commencing in 2007 through 2011.

The deferred tax asset related to the operating loss carryforwards, tax credits and other items deductible against future taxable income was $3,314,458 at December 31, 2007. The Company has provided a valuation allowance at those dates equal to the full amount of the deferred tax asset, and will continue to fully reserve the deferred tax asset until it can be ascertained that all or a portion of the asset will be realized.

Our ability to use the operating loss carryforwards and tax credit carryforwards to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986. These restrictions severely limit the future use of the loss carryforwards if certain ownership changes described in the code occur. The common stock ownership changes occurring as a result of the securityholder debt and equity conversion on April 27, 2006, the conversion of senior secured notes on May 3, 2006, and the private placement on April 30, 2007 have resulted in reductions and in limitations in the use of the operating loss and tax credit carryforwards. The value of the operating loss carryforwards on April 30, 2007, $8,699,000, was reduced to $4,231,000. In future years, such reduced operating loss carryforwards of $4,231,000 can be used only to offset approximately $441,000 of taxable income per year, if any. We may use operating losses and tax credits generated subsequent to the date of the ownership change without limitation. Unrestricted carryforwards generated in the period subsequent to the April 30th ownership change to March 31, 2008 are approximately $2,196,000. Therefore, in future years, we may be required to pay income taxes even though significant operating loss and tax credit carryforwards exist.

Net Loss

The net loss for the three months ended March 31, 2008 was $659,500 as compared to a net loss of $732,490 in the three months ended March 31, 2007. Impacting the three months ended March 31, 2008 was an increased focus on cost reduction and rationalization of our existing resources.

Liquidity, Capital Resources and Cash Flow

We have incurred net operating losses and negative operating cash flows since inception. As of March 31, 2008, we had an accumulated retained earnings deficit of $15,771,693. We have funded our operations through March 31, 2008 through the issuance of private and public placements of equity securities, borrowings from stockholders and others, and sales of Lightspace products. Our long-term success is dependent upon obtaining sufficient capital to fund operations and product development, bringing such products to the worldwide market, and obtaining sufficient sales volume to be profitable. Additionally, at March 31, 2008, the company’s cash balance was $28,693. These factors, among others, indicate that there is substantial uncertainty that we will continue as a going concern.

Manufacturing Operations

We currently contract for the production and assembly of interactive tiles from an independent manufacturing company and have had discussions with other contract manufacturers as secondary sources for the production and assembly of our interactive tiles. The current contract manufacturer is ISO certified and, to date, we have not experienced either quality or production difficulties..

Deferred Revenue and Backlog

Deferred revenue is represented by: (1) advance deposits received from customers for the future purchase and installation of a Lightspace system and (2) the balance of deferred maintenance revenue to be recognized as income over the remaining term of the maintenance contract. Our product backlog at March 31, 2008 and December 31, 2007 was $56,485 and $96,280, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than normal lease arrangements.

At March 31, 2008, we leased our office and manufacturing space and certain office equipment. Total rent expense for the three months ended March 31, 2008 and 2007 was $78,247 and $80,360 respectively.
Effective May 1, 2006, we entered into a five-year lease for approximately 16,000 square feet to be used for office and manufacturing operations. The terms of this new lease provide for average annual base rental payments of approximately $293,500 per year, plus an allocated percentage of the increase in the building operating costs over defined base year operating costs.

The table below sets forth our known contractual obligations as of March 31, 2008

Contractual Obligation	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Facility lease	$1,055,770	$319,458	$679,433	$56,879	-
Purchase orders	$1,073,038	$1,073,038
Other leases	7,862	3,931	3,931	-	-
Total	$2,136,670	$1,396,427	$683,364	$56,879	-

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

Freight Costs
Incoming freight costs are capitalized with inventory cost. Outgoing freight is primarily billed back to customers and included in revenue and the corresponding costs in cost of sales.

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

On April 16, 2008, Louis Nunes, our Chief Financial Officer was released as a Lightspace employee. Accordingly, our Chief Executive Officer is serving as both the Company’s principal executive officer and principal financial officer.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting in connection with the evaluation required under paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the departure of Louis Nunes as our Chief Financial Officer and the assumption of the duties of Chief Financial Officer by Gary Florindo, our Chief Executive Officer. As a result of Mr. Florindo assuming such duties while also serving as our Chief Executive Officer and our lack of financial and accounting resources, the Company's internal control over financial reporting may be reasonably likely materially affected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

In March 2008, we received a letter from a vendor claiming breach of contract and non-payment of bills due. As of March 28, 2008 approximately $76,000 was owed to this vendor, and this amount was not in dispute. Additionally, the vendor claimed to have purchased approximately $36,000 in materials on our behalf which as of March 28, 2007, had not been invoiced to the Company. On March 28, 2007, the case was settled and we agreed to the payment of the $76,000 to be made by March 31, 2008. The additional $36,000 allegedly owed was settled for approximately $28,000 to be paid within 90 days. On March 28, 2007, the Company obtained short term loans due April 28, 2008 for $70,000 from a shareholder and ex-directors, the proceeds of which are to be used in payment of the $76,000.

During the normal course of business, we may at times be involved in disputes and/or litigation with respect to our products, operations or employees. We are not currently involved in any other significant litigation.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth on the Company’s Annual Report on Form 10K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 26, 2007. Management urges you to consider the risks and uncertainties described in “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On April 16, 2008, Louis Nunes, our Chief Financial Officer was released as a Lightspace employee. There were no disagreements between Mr. Nunes and the Company and his release was not based on his performance. Mr. Nunes has agreed to provide financial and accounting services to the Company on an outsourced basis.

Item 6. Exhibits

The following is a complete list of exhibits filed with the Form 10-Q.

Exhibit No.		Description
31.1	*	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Gary Florindo
32.1	*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Gary Florindo

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSPACE CORPORATION

Date: May 14, 2008	By:	/s/ GARY FLORINDO
Gary Florindo President, Chief Executive Officer and Chief Financial Officer