Form 10-Q
period 2008-06-30
Lightspace Corp
filed 2008-08-14
CIK 1311318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From               to

Commission File Number 333-131857

LIGHTSPACE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3572975
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

383 Dorchester Avenue, Suite 220, Boston, MA	02127
(Address of Principal Executive Offices)	(Zip Code)

(617) 868-1700
Registrant’s Telephone Number, Including Area Code

Not Applicable
(Former Address - 529 Main Street, Ste 330, Boston, MA)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common Stock, par value $0.0001	15,257,564 shares

LIGHTSPACE CORPORATION
FORM 10 - Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION
Item 1 – Unaudited Consolidated Financial Statements
LIGHTSPACE CORPORATION
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

	June 30,	December 31,
	2008	2007
ASSETS

Current Assets
Cash and cash equivalents	$19,282	$585,737
Accounts receivable (net of allowance for doubtful accounts of $59,006 and $50,130 at June 30, 2008 and December 31, 2007)	103,602	144,293
Inventory	435,645	193,854
Inventory deposits	-	223,116
Other current assets	9,019	3,321
Total current assets	567,548	1,150,321

Property and Equipment - Net	99,949	163,209

Security Deposits	20,002	102,400

Intangible Assets	23,605	47,211
Total Assets	$711,104	$1,463,141

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable	$237,381	$237,381
Accounts payable	774,000	514,380
Accrued interest	49,279	63,612
Accrued expenses	124,749	407,030
Deferred revenue	203,822	96,280
Total current liabilities	1,389,231	1,318,683

Long-term Debt	950,000	950,000

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value; authorized 75,000,000 shares; 15,282,495 shares issued and 15,257,564 shares outstanding at June 30, 2008 and December 31, 2007	1,528	1,528
Treasury stock - 24,931 shares	(2)	(2)
Additional paid-in capital	14,356,451	14,305,125
Retained earning (deficit)	(15,986,104)	(15,112,193)
Total stockholders' equity (deficit)	(1,628,127)	(805,542)

Total Liabilities and Stockholders' Equity (Deficit)	$711,104	$1,463,141

See notes to unaudited consolidated financial statements

LIGHTSPACE CORPORATION
STATEMENTS OF CONSOLIDATED OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues
Product sales	$363,694	$484,600	$1,232,212	$801,134
Other	138,380	22,095	229,583	39,520
Total revenues	502,074	506,695	1,461,795	840,654

Product Cost	412,641	353,605	1,086,229	624,870
Gross Margin	89,433	153,090	375,566	215,784

Operating Expenses
Research and development	112,359	1,541,691	463,478	1,791,739
Selling and marketing	59,873	358,481	358,895	659,424
General and administrative	102,787	242,042	370,727	474,385
Total operating expenses	275,019	2,142,214	1,193,100	2,925,548

Operating Loss	(185,586)	(1,989,124)	(817,534)	(2,709,764)

Other Income (Expense)
Interest expense - net	(28,825)	(9,524)	(56,377)	(21,374)
Total other income (expense)	(28,825)	(9,524)	(56,377)	(21,374)

Loss Before Provision For Income Taxes	(214,411)	(1,998,648)	(873,911)	(2,731,138)

Provision For Income Taxes	-	-	-	-
Net Loss	$(214,411)	$(1,998,648)	$(873,911)	$(2,731,138)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.15)	$(0.06)	$(0.22)

Weighted Average Common Shares Outstanding	15,257,564	13,719,367	15,257,564	12,156,239

See notes to unaudited consolidated financial statements

STATEMENTS OF CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Treasury Stock		Additional	Retained	Stockholders'
	Shares				Paid-In	Earnings	Equity
	Issued	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance January 1, 2007	10,593,111	$1,059	-	$-	$10,607,585	$(10,311,635)	$297,009

Private placement of equity securities	4,689,384	469			3,751,038		3,751,507

Expenses of private placement					(311,507)		(311,507)

Stock option compensation					47,409		47,409

Loss for the six month period						(2,731,138)	(2,731,138)
Balance June 30, 2007	15,282,495	1,528	-	-	14,094,525	(13,042,773)	1,053,280

Stock repurchase			(24,931)	(2)			(2)

Stock option compensation					210,600		210,600

Loss for the six month period						(2,069,420)	(2,069,420)
Balance December 31, 2007	15,282,495	1,528	(24,931)	(2)	14,305,125	(15,112,193)	(805,542)

Stock option compensation					51,326		51,326

Loss for the six month period						(873,911)	(873,911)
Balance June 30, 2008	15,282,495	$1,528	(24,931)	$(2)	$14,356,451	$(15,986,104)	$(1,628,127)

See notes to unaudited consolidated financial statements

LIGHTSPACE CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six Months Ended June 30,
	2008	2007
Cash Flows (Uses) from Operating Activities:
Net loss	$(873,911)	$(2,731,138)
Adjustments to reconcile net loss to cash (used) in operating activities:
Depreciation and amortization	72,259	20,400
Amortization of fair value of stock warrants	23,606	23,610
Provision for stock option compensation	51,326	47,409
R&D acquisition	-	950,000
Other changes in assets and liabilities:
Accounts receivable	40,691	9,445
Inventory	(241,791)	(103,835)
Other current assets	217,418	1,744
Other assets	82,398	-
Accounts payable and accrued expenses	(36,994)	1,920
Deferred revenue	107,542	(44,379)
Net cash (used) in operating activities	(557,456)	(1,824,824)

Cash Flows (Uses) From Investing Activities:
Purchases of property and equipment	(8,999)	(58,151)
Net cash (used) in investing activities	(8,999)	(58,151)

Cash Flows (Uses) From Financing Activities:
Proceeds from notes payable	70,000	-
Repayment of notes payable	(70,000)
Proceeds from sale of common stock	-	3,751,507
Expense of private placement	-	(311,507)
Net cash provided from financing activities	-	3,440,000

Net Increase (Decrease) in Cash and Cash Equivalents	(566,455)	1,557,025
Cash and Cash Equivalents - beginning of period	585,737	879,987
Cash and Cash Equivalents - end of period	$19,282	$2,437,012

Non-cash financing activities:
Issuance of notes payable	$-	$950,000

See notes to unaudited consolidated financial statements

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

1. NATURE OF THE BUSINESS AND OPERATIONS

Lightspace Corporation (the “Company”, “Lightspace”, “we”, “our”, “us”), incorporated in August 2001 as a Delaware corporation, provides interactive lighting entertainment products to numerous industries including childrens’ play areas, retail stores, family entertainment centers, theme parks, fashion shows, nightclubs, special events, stage lighting & sound, health clubs and architectural lighting and design.

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

We have incurred net operating losses and negative operating cash flows since inception. As of June 30, 2008, we had an accumulated retained earnings deficit of $15,986,104 and a stockholders’ deficit of $1,628,127. We have funded our operations through June 30, 2008 through the issuance of private and public placements of equity securities, borrowings from stockholders and others, and sales of Lightspace products. Our long-term success is dependent upon obtaining sufficient capital to fund operations and product development, bringing such products to the worldwide market, and obtaining sufficient sales volume to be profitable.

2. BASIS OF PRESENTATION

The consolidated financial statements at June 30, 2008 include the accounts of Lightspace Emagipix Corporation, a wholly-owned subsidiary, organized as of March 29, 2007. All intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred a net loss from operations of $873,911 for the six months ended June 30, 2008. Further, we have accumulated net losses from operations of $15,986,104 as of June 30, 2008. Our cash balance at June 30, 2008 was $19,282. These factors, among others, indicate that there is substantial uncertainty that we will continue as a going concern. The consolidated financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The statement of consolidated financial position as of June 30, 2008, the statements of consolidated operations for the three months and six months ended June 30, 2008 and 2007, the statements of consolidated cash flows for the six months ended June 30, 2008 and 2007, and the statement of consolidated changes in stockholders’ equity (deficit) for the period from January 1, 2007 through June 30, 2008 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. Such consolidated financial statements do not include all of the information and disclosures required for audited consolidated financial statements. In the opinion of our management, the unaudited interim consolidated financial statements have been prepared on the same basis as our annual audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, cash flows, and changes in stockholders’ equity (deficit) for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results that can be expected for any other interim period or any fiscal year.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

2. BASIS OF PRESENTATION (continued)

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

4. TECHNOLOGY ACQUISITION AND PRIVATE PLACEMENT OF SECURITIES

On March 29, 2007, Lightspace Emagipix Corporation (“LEC”), a newly formed, wholly-owned subsidiary of Lightspace Corporation, entered into an agreement with Illumination Design Works, Inc. to acquire the assets related to the in-process development technology emagipix, an interactive lighting technology that utilizes electroluminescent sheets. On April 30, 2007, LEC completed the acquisition of the emagipix technology. The purchase price for the emagipix technology consisted of $300,000 and the issuance of a $950,000 convertible term secured non-recourse note to Illumination Design Works, Inc. In connection with the acquisition, the developer of the emagipix technology, David Hoch, (a former officer and co-founder of Lightspace Corporation and the principal owner of Illumination Design Works, Inc.), re-commenced employment with us. Upon employment as Chief Scientist, the Company granted Mr. Hoch options to purchase 250,000 shares of common stock at an exercise price of $0.80 per share.

The $950,000 convertible term secured non-recourse note bears interest at 5% per annum, payable yearly, and is due and payable on April 30, 2010. The note is secured by a pledge of 76% of the stock of LEC. The principal of the note is convertible at any time up and until April 30, 2010, at the option of the holder, into the common stock of the Company at a conversion price of $0.80 per share, the fair market value of the Company’s common stock at April 30, 2007. Upon the occurrence of certain defined events of default by the noteholder, the Company has the right to convert the note to common stock at the lower of the conversion price of $0.80 or current market price of the common stock.

The Company accounted for the acquisition of the emagipix technology as the acquisition of in process research and development and recorded a charge to operations in the June 30, 2007 quarter of $1,306,612, which included legal fees incurred in connection with the acquisition. The Company’s initial estimates that the cost to complete the development of the emagipix technology would be between $1.5 million and $2.0 million and that the technology would be commercially available within three years have been revised. The Company’s cash situation at December 31, 2007 and subsequent thereto has necessitated that development work of the emagipix technology be deferred until sufficient capital has been raised to fund the current operations of the Company and thereafter recommence the development efforts with respect to the emagipix technology.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

4. TECHNOLOGY ACQUISITION AND PRIVATE PLACEMENT OF SECURITIES (continued)

On April 30, 2007 the Company closed a private placement of its equity units. The Company sold 586,173 units at the offering price of $6.40 per unit, resulting in aggregate proceeds to the Company of $3,751,507. After expenses of the offering of $311,507, the net proceeds to the Company were $3,440,000. Each equity unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. The sale of 586,173 units resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 4,689,384 warrants to purchase a total of 4,689,384 shares of common stock at an exercise price of $1.00 per warrant; (3) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.25 per warrant; and (4) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.63 per warrant. The warrants are exercisable at the option of the holder at any time up until April 30, 2012, at which date the warrants expire. In the event of a division of the Company’s common stock, the warrants will be adjusted proportionately. The warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of common shares.

In connection with the sale of the equity units, we paid Griffin Securities, Inc., the financial advisor for the private placement, a fee in the amount of $187,575 and issued to Griffin Securities a purchase warrant exercisable for 58,617 units, in the same form sold in the private placement, at an exercise price of $6.40 per unit.

The Company used a portion of the net proceeds from the private placement to complete the acquisition of the emagipix technology by the payment of the cash purchase price of $300,000. The balance of the net proceeds was used for general working capital purposes.

5. LOSS PER SHARE

Basic and diluted net loss per common share are calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are excluded from the calculation for all periods presented as their inclusion would be anti-dilutive. Dilutive securities consist of common stock options, common stock warrants, and convertible debt.

The following potentially dilutive securities were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive:

	June 30,
	2008	2007
Common stock options	1,741,070	1,718,685
Common stock warrants	23,634,205	23,634,205
Convertible debt	1,187,500	1,187,500
Total	26,562,775	26,540,390

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

No incentive stock options were granted in the six month period ended June 30, 2008. In the year ended December 31, 2007, we granted to directors, officers and key employees 4,075,856 options to purchase 4,075,856 shares of common stock at an exercise prices ranging from $0.80 to $1.10 per share.

The provision (benefit) for stock option-based compensation for the quarters ended June 30, 2008 and 2007 was ($40,734) and $7,163, respectively. The provision for stock option-based compensation for the six month periods ended June 30, 2008 and 2007 was $51,326 and $47,409, respectively. We did not record a tax benefit or provision related to the provision (benefit) for stock-based compensation due to our net operating loss carryforwards; accordingly, the net loss for the periods was directly increased or decreased by the amount of the provision (benefit) for stock option-based compensation.

For all periods prior to January 1, 2006, we accounted for stock-based compensation arrangements with employees and directors utilizing the intrinsic-value method. Under this method, stock-based compensation expense was determined at the measurement date, which was generally the date of grant, as the aggregate amount by which the current market value of the equity security exceeds the exercise price to be paid. The resulting compensation expense, if any, was recognized for financial reporting over the term of vesting or performance. We have historically granted stock-based compensation awards to employees and directors at an exercise price equal to the current market value of our equity security at the date of grant. Accordingly, no compensation expense has been recognized or will be recognized in the financial statements for stock-based compensation arrangements with employees and directors for grants prior to January 1, 2006.

7. INVENTORY

Inventory is stated at lower of cost or market. At June 30, 2008 and December 31, 2007, inventory consisted of finished products of $80,791and $161,157 and raw materials of $354,854 and $32,697, respectively. At December 31, 2007, advance payments for purchase of inventory were $223,116 and were separately classified in the accompanying statement of financial position. At June 30, 2008 there were no advance payments for the purchase of inventory.

8. ACCRUED EXPENSES

Accrued expenses at June 30, 2008 and December 31, 2007 consists of the following:

	June 30,	December 31,
	2008	2007
Earned vacation compensation	$30,249	$64,346
Professional fees	34,500	84,500
Reserve for warranty	35,000	32,000
Operating lease payment differential	-	141,541
Other	25,000	84,643
Total accrued expenses	$124,749	$407,030

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

9. NOTES PAYABLE AND LONG TERM DEBT

Notes payable and long term debt consists of the following:

		June 30,	March 31,	December 31,
	Rate	2008	2008	2007
Interest bearing short term notes	9.0%	-	55,000	-
Non-interest bearing short term notes	0.0%	-	15,000	-
Contingent promissory note	8.0%	237,381	237,381	237,381
Long term debt	5.0%	950,000	950,000	950,000
Total		1,187,381	1,257,381	1,187,381

Short term promissory note
On March 27, 2008 we received a $70,000 loan from two former directors and a stockholder. The directors’ notes bore interest rate at a 9% annual rate and the stockholder note was non-interest bearing. All three notes were due and payable on April 28, 2008. The loans were made in connection with a vendor lawsuit which was settled in March 2008. In April 2008, the short term notes were repaid.

Contingent promissory note
In connection with the securityholder debt and equity conversion on April 27, 2006, $237,381 in principal amount of existing notes held by the former CEO were converted into a $237,381 contingent promissory note. This note bears interest at an annual rate of 8% and is payable only if the Company achieves two consecutive quarters of positive EBITDA (i.e., earnings before interest, taxes, depreciation and amortization), aggregating at least $1,000,000, or the Company raises in a registered public offering of equity cash proceeds of at least $10 million prior to December 31, 2008. If those conditions are not met by December 31, 2008, or the former CEO is found to be in breach of the terms of the severance agreement prior to such date, the note will not be payable. In addition, Lightspace issued to the former CEO warrants to purchase 361,252 shares of common stock at an exercise price of $0.80 per share. The warrants expire in five years, unless the terms for the payment of the contingent promissory note are not met; in such case, the warrants expire on March 31, 2009.

Long term debt
As part of the acquisition of the emagipix in-process development technology, we issued a $950,000 convertible term secured non-recourse note to Illumination Design Works, Inc. upon the closing of the purchase on April 30, 2007. The $950,000 convertible term secured non-recourse note bears interest at 5% per annum, payable yearly, and is due and payable on April 30, 2010. The note is secured by a pledge of 76% of the stock of LEC. The principal of the note is convertible at any time up and until April 30, 2010, at the option of the holder, into the common stock of Lightspace Corporation at a conversion price of $0.80 per share. Upon the occurrence of certain defined events of default by the noteholder, Lightspace has the right to convert the note to common stock at the lower of the conversion price of $0.80 or current market price of the common stock.

The first annual payment of interest of $47,500 was due and payable on April 15, 2008. At June 30, 2008, Lightspace had made installment payments of $3,958 against the amount of interest due and is currently in arrears in the monthly installment payments. The non-payment of the total amount of yearly interest when due is defined as an event of default under the terms of the note. Upon an event of default, and after written notice of such event of default by the holder of the note, the holder may pursue remedies with respect to the collection of the principal of the note and unpaid interest. Such remedies are limited solely to the collateral security for the note, 76% of the stock of LEC. Lightspace and the holder of the note are negotiating payment terms for the remaining balance of interest due under the note, and to date, Lightspace has not received written notice of an event of default.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

10. COMMON STOCK

On April 30, 2007 the our stockholders approved resolutions to increase the authorized shares of our $0.0001 par value common stock to 75,000,000 authorized shares from 30,000,000 authorized shares to provide for the issuance of the equity units in the private placement that closed as of April 30, 2007.

11. STOCK INCENTIVE PLANS

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

In June 2006, our stockholders and Board of Directors approved adoption of the 2006 Stock Incentive Plan (the “2006 Stock Plan”), pursuant to which up to 2,118,622 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. The 2006 Stock Plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. Options expire in ten years or less from the date of grant and vest over a period as determined by the Board of Directors. In 2007, under the 2006 Stock Plan, we granted to officers and key employees 830,000 options to purchase 830,000 shares of common stock at exercise prices of $0.80 and $1.10 per option. We have reserved 2,118,622 shares of common stock for issuance under the 2006 Stock Plan.

On December 10, 2007, our stockholders approved adoption of the 2007 Stock Incentive Plan (the “2007 Stock Plan”), which had been approved by our Board of Directors in August, 2007, pursuant to which up to 4,000,000 incentive stock options and/or nonqualified stock options may be granted to directors, officers, key employees and consultants. The 2007 Stock Plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. Options expire in ten years or less from the date of grant and vest over a period as determined by the Board of Directors. In 2007, under the 2007 Stock Plan, we granted to directors, officers and key employees 3,245,856 options to purchase 3,245,856 shares of common stock at an exercise price of $1.10 per option. The options vest ratably over a three year period and expire in ten years. We have reserved 4,000,000 shares of common stock for issuance under the 2007 Stock Plan upon exercise of outstanding options.

Combined information with respect to stock options issued under the 2005, 2006 and 2007 Stock Plans for the six month period ended June 30, 2008 is summarized as follows:

	June 30, 2008
		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding January 1, 2008	5,143,610	$1.01
Options granted	-	-
Options exercised	-	-
Options cancelled	(3,402,540)	(1.06)
Options outstanding June 30, 2008	1,741,070	$0.96

Options exercisable at June 30, 2008	184,576	$0.80
-
Weighted average contractual life (years) options outstanding	8 3/4
Options available for grant at June 30, 2008	4,377,552

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

12. STOCK WARRANTS

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

We entered into a Registration Rights Agreement with the purchasers of the units, whereby we had agreed to file a registration statement, within 45 days of the closing, to register for resale the shares of common stock, warrants and shares of common stock issuable upon exercise of the unit warrants, included in the units issued in the private placement to investors and the financial advisor. As of June 30, 2008, these securities have not been registered for resale.

At June 30, 2008 and December 31, 2007, the weighted average exercise price of the common stock warrants outstanding was $1.24. At June 30, 2008, the common stock warrants had an average remaining life of approximately three and one half years.

13. INCOME TAXES

We have recorded no provisions or benefits for income taxes for any period presented due to the net operating losses incurred and the uncertainty as to the recovery of such net operating losses and other deferred tax assets as a reduction of possible future taxable income, if any.

At December 31, 2007, we had operating loss carryforwards of approximately $7,299,000 available to offset future taxable income for United States federal and state income tax purposes. At December 31, 2007, approximately $4,231,000 of the operating loss carryforwards were restricted as to yearly usage, as discussed hereafter. The United States federal tax operating loss carryforwards expire commencing in 2021 through 2027. The state tax operating loss carryforwards expire commencing in 2007 through 2012.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

13. INCOME TAXES (continued)

The deferred tax asset related to the operating loss carryforwards, tax credits and other items deductible against future taxable income was $3,314,458 at December 31, 2007. The Company has provided a valuation allowance at that date equal to the full amount of the deferred tax asset, and will continue to fully reserve the deferred tax asset until it can be ascertained that all or a portion of the asset will be realized.

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

14. COMMITMENTS AND CONTINGENCIES

Effective July 1, 2008, the Company entered into a triple net five-year lease for approximately 10,700 square feet to be used for office and manufacturing operations. The terms of this new lease provide for average annual base rental payments of approximately $102,000 per year. Concurrent with the signing of the new lease, the Company entered into a lease termination agreement with the former landlord for the approximate three remaining years under a five year lease agreement for office and manufacturing operations entered into effective May 1, 2006. Under this lease termination agreement, the Company settled all amounts due under the May 1, 2006 lease by a payment of $75,000. As a result of this lease termination agreement, a liability established to evenly spread monthly lease payments in the amount of $132,909 was no longer required and was reversed as an offset to rent expense effective June 30, 2008.

The Company leases its facilities and certain equipment under non-cancelable operating leases expiring through June 2013. Total rent expense for the three and six months ended June 30, 2008 and 2007 was $20,260, $96,599, $75,371and $151,530, respectively.

On June 30, 2008, we had approximately $723,600 in purchase order commitments to our vendors. The majority of this is due to the manufacturer our interactive tiles.

The table below sets forth our contractual obligations as of June 30, 2008

Contractual Obligation	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Facility lease	$511,047	$98,323	$203,933	$208,791	-
Purchase orders	723,600	723,600	-	-	-
Other leases	5,965	3,767	2,198	-	-
Total	$1,240,612	$825,690	$206,131	$208,791	-

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

15. SEGMENT INFORMATION

We conduct our operations and manage our business in one segment, the manufacture of hardware and development of software for interactive lighting entertainment. Revenues, denominated in U.S. dollars, by geographical region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

United States	$425,494	$308,133	$678,297	$524,677
Europe	40,590	177,906	507,644	204,695
Asia	35,990	20,656	35,990	45,947
South America	-	-	170,624	42,417
Canada	-	-	69,240	22,918
Total	$502,074	$506,695	$1,461,795	$840,654

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the following discussion, as well as other information in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of factors could cause actual results to differ materially from those in the forward-looking statements. Management urges you to consider the risks and uncertainties described in “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007. Management undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date of this report. Management cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge at an Internet website maintained by the Securities and Exchange Commission (the “SEC”) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov, and on our website at http://www.Lightspacecorp.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission. The information posted on our web site is not incorporated into this Quarterly Report.

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Annual Report and our other public reports may also be obtained without charge upon written request to Lightspace Corporation, 383 Dorchester Avenue, Suite 220, Boston, Massachusetts 02127, Attention, Investor Relations.

Overview

Lightspace provides interactive lighting entertainment products to Childrens’ play areas, family entertainment centers, retail stores, theme parks, fashion shows, nightclubs, special events, stage lighting and sound providers, health clubs and architectural lighting and design. Our current product lines include: (a) Lightspace Play, an interactive 36 tile gaming platform for children and adult recreation; (b) Lightspace Dance, an interactive floor, generally in sizes of 86 tiles and larger, that displays customizable lights and effects; and (c) Lightspace Design, an interactive tile system that displays customizable lights and video effects that can be mounted on any flat surface.

Results of Operations for the Quarters and Six Months Ended June 30, 2008 and 2007

Revenue and Operating Results

For the quarter ended June 30, 2008, revenue was $502,074, a decrease of $4,621 from revenue of $506,695 recorded in the quarter ended June 30, 2007. The net loss for the quarter ended June 30, 2008 was $214,411, ($0.01) per diluted share, as compared to a net loss for the quarter ended June 30, 2007 of $1,998,648, ($0.15) per diluted share. The net loss for the quarter ended June 30, 2007 included a charge in the amount of $1,306,612 to research and development operating expenses related to the acquisition of the emagipix in-process development technology.

Revenue for the quarter ended June 30, 2008 was comprised of revenue from the sale of products, $363,694 and other revenue of $138,380, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In this period, there were twenty Lightspace Play new installation sites and two Lightspace Design new installation site, representing 765 interactive tiles. Revenue for the quarter ended June 30, 2007 was comprised of revenue from the sale of products, $484,600, and other revenue of $22,095, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the quarter ended June 30, 2007, there were eleven Lightspace Play new installation sites and one Lightspace Dance new installation site, representing 734 interactive tiles.

For the quarter ended June 30, 2008, sales of Lightspace products were made to customers in the United States - $425,494; Europe - $40,590; and Asia - $35,990. During this period, two customers accounted for 15% and 13% of revenues. These two customers were new to the Company and total sales aggregated $142,500. For the quarter ended June 30, 2007, sales of Lightspace products were made to customers in the United States - $308,133; Europe - $177,906; and Asia - $20,656. During this period, one customer accounted for over 50% of revenues, and two customers accounted for approximately 12% each. These three customers were new to the Company and total sales aggregated $372,000.

For the six months ended June 30, 2008, revenue was $1,461,795, an increase of $621,141 or approximately 74% from revenue of $840,654 recorded in the six months ended June 30, 2007. The net loss for the six months ended June 30, 2008 was $873,911, ($0.06) per diluted share, as compared to a net loss for the six months ended June 30, 2007 of $2,731,138, ($0.22) per diluted share. The net loss for the six months ended June 30, 2007 included a charge in the amount of $1,306,612 to research and development operating expenses related to the acquisition of the emagipix in-process development technology.

The revenue for the six months ended June 30, 2008 was comprised of revenue from the sale of products, $1,232,212, and other revenue of $229,583, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the six months ended June 30, 2008, there were twenty-eight Lightspace Play new installation sites, four Lightspace Dance new installation site and four Lightspace Design new installation site, representing 2,658 interactive tiles. The revenue for the six months ended June 30, 2007 was comprised of revenue from the sale of products, $801,134, and other revenue of $39,520, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the six months ended June 30, 2007, there were twenty-three Lightspace Play new installation sites, one Lightspace Dance new installation site and one Lightspace Design new installation site, representing 1,243 interactive tiles.

For the six months ended June 30, 2008, sales of Lightspace products were made to customers in the United States - $678,297; Europe - $507,644; South America - $170,624; Canada - $69,240; and Asia - $35,990. During this period, one new Lightspace customer accounted for approximately 31% of revenues. For the six months ended June 30, 2007, sales of Lightspace products were made to customers in the United States - $524,677; Europe - $204,695; Asia - $45,947; South America - $42,417; and Canada - $22,918. During this period, one new Lightspace customer accounted for over 30% of revenues.

Our product backlog at June 30, 2008 was $235,400, representing 537 interactive tiles. We expect that this backlog will be installed at customer locations in the September 2008 quarter. Cancellation of a signed contract or order included in product backlog requires the consent of Lightspace.

Product Cost and Gross Margin

For the quarters ended June 30, 2008 and 2007, Lightspace recorded gross margins of $ 89,433, or 18%, and $153,090, or 30%, respectively. For the six months ended June 30, 2008 and 2007, Lightspace recorded gross margins of $375,566, or 26%, and $215,784, or 26%, respectively. Product margins in the quarter and six months ended June 30, 2008 were unfavorably impacted by $42,000 of provisions for obsolete tooling and disputed importation taxes. Product cost includes the direct cost of materials, associated freight charges, and the allocated per unit cost of the contractor's manufacturing labor, overhead and profit associated with products sold. For the most part, these costs are variable and increase or decrease with volume. Product cost also includes our personnel and related expenses assigned to operations and customer service. These latter costs tend to be a fixed cost that decreases on a per unit basis as volume increases.

Technology Acquisition

On March 29, 2007, Lightspace Emagipix Corporation (“LEC”), a newly formed, wholly-owned subsidiary of Lightspace Corporation, entered into an agreement with Illumination Design Works, Inc. to acquire the assets related to the in-process development technology emagipix, an interactive lighting technology that utilizes electroluminescent sheets. On April 30, 2007, LEC completed the acquisition of the emagipix technology. The purchase price for the emagipix technology consisted of $300,000 and the issuance of a $950,000 convertible term secured non-recourse note to Illumination Design Works, Inc. In connection with the acquisition, the developer of the emagipix technology, David Hoch, (a former officer and co-founder of Lightspace Corporation and the principal owner of Illumination Design Works, Inc.), re-commenced employment with us. Upon employment as Chief Scientist, the Company granted Mr. Hoch options to purchase 250,000 shares of common stock at an exercise price of $0.80 per share.

The $950,000 convertible term secured non-recourse note bears interest at 5% per annum, payable yearly, and is due and payable on April 30, 2010. The note is secured by a pledge of 76% of the stock of LEC. The principal of the note is convertible at any time up and until April 30, 2011, at the option of the holder, into the common stock of the Company at a conversion price of $0.80 per share, the fair market value of the Company’s common stock at April 30, 2007. Upon the occurrence of certain defined events of default by the noteholder, the Company has the right to convert the note to common stock at the lower of the conversion price of $0.80 or current market price of the common stock.

The Company accounted for the acquisition of the emagipix technology as the acquisition of in process research and development and recorded a charge to operations in the June 30, 2007 quarter of $1,306,612, which included legal fees incurred in connection with the acquisition. The Company initial estimates that the cost to complete the development of the emagipix technology would be between $1.5 million and $2.0 million and that the technology would be commercially available within three years have been revised. The Company’s cash situation at December 31, 2007 and subsequent thereto has necessitated that development work of the emagipix technology be deferred until sufficient capital has been raised to fund the current operations of the Company and thereafter recommence the development efforts with respect to the emagipix technology.

Operating Expenses

To conserve cash, Lightspace has undertaken significant staff reductions and other reductions in all operating departments. Staff levels, which were at twenty-five employees at December 31, 2007, have been reduced to six employees at June 30, 2008. Present staffing levels are as follows: operating department – 2; research and development department – 2; and administration department – 2. The financial impact of the reduced staff levels was not fully implemented until May of 2008; accordingly, fully reduced expense levels will not be realized until the September 2008 quarter. Additionally, effective July 1, 2008, the Company entered into a triple net five-year lease for approximately 10,700 square feet to be used for office and manufacturing operations. Concurrent with the signing of the new lease, the Company entered into a lease termination agreement with the former landlord for the approximate three remaining years under a five year lease agreement for office and manufacturing operations entered into effective May 1, 2006. Under this lease termination agreement, the Company settled all amounts due under the May 1, 2006 lease by a payment of $75,000. As a result of this lease termination agreement, a liability established to evenly spread monthly lease payments in the amount of $132,909 was no longer required and was reversed as an offset to rent expense effective June 30, 2008. The first year base monthly rental payments under the new lease are $8,194 compared to monthly rent payments of $24,682 under the terminated lease.

For the quarter ended June 30, 2008, research and development spending was $112,359 compared to $1,541,691 for the quarter ended June 30, 2007. For the six months ended June 30, 2008 research and development spending was $463,478 as compared to $1,791,739 for the six months ended June 30, 2007. The decreased 2008 research and development spending levels is primarily related to the acquisition of the Emagipix technology in April 2007 that required a valuation charge to research and development in the amount of $1,306,612 and to a lesser extent staff reductions that were affected in 2008. With the reduction of the research and development staff from nine employees to two employees during the first six months of 2008, research and development expenditures for the third and fourth quarters of 2008 will be significantly less than the comparable quarters of 2007.

For the quarter ended June 30, 2008, selling and marketing expenditures were $59,873 as compared to $358,481 for the quarter ended June 30, 2007. For the six months ended June 30, 2008 selling and marketing expenditures were $358,895 as compared to $659,424 for the six months ended June 30, 2007. The significant reduction in 2008 sales and marketing expenses is directly related to the reduction in sales and marketing staff. The sales and marketing staff of eight employees at December 31, 2007 has been eliminated. At June 30, 2008, the Company’s CEO and vice president of operations are maintaining the sales and marketing function, as the Company shifts to a distributor based sales organization.

For the quarter ended June 30, 2008, administrative expenditures were $102,787 as compared to $242,042 for the quarter ended June 30, 2007. For the six months ended June 30, 2008 administrative expenditures were $370,727 as compared to $474,385 for the six months ended June 30, 2007. The significant reduction in 2008 administrative expenses is directly related to the reduction in staff. The administrative staff of four employees at December 31, 2007 has been reduced to two employees at June 30, 2008.

Inflation

In the opinion of management, inflation has not had a material impact on our operations.

Interest Expense

Interest expense was $28,825 for the quarter ended June 30, 2008 as compared to $9,524 for the quarter ended June 30, 2007. For the six month period ended June 30, 2008, interest expense was $56,377 as compared to $21,374 in the corresponding period of 2007. The increased interest expense in the 2008 periods is due to the issuance in April 2007 of a $950,000 note in connection with the purchase of the emagipix technology.

Income Taxes

We have recorded no provisions or benefits for income taxes for any period presented due to the net operating losses incurred and the uncertainty as to the recovery of such net operating losses and other deferred tax assets as a reduction of possible future taxable income, if any.

At December 31, 2007, we had operating loss carryforwards of approximately $7,299,000 available to offset future taxable income for United States federal and state income tax purposes. At December 31, 2007, approximately $4,231,000 of the operating loss carryforwards were restricted as to yearly usage, as discussed hereafter. The United States federal tax operating loss carryforwards expire commencing in 2021 through 2027. The state tax operating loss carryforwards expire commencing in 2007 through 2012.

The deferred tax asset related to the operating loss carryforwards, tax credits and other items deductible against future taxable income was $3,314,458 at December 31, 2007. The Company has provided a valuation allowance at that date equal to the full amount of the deferred tax asset, and will continue to fully reserve the deferred tax asset until it can be ascertained that all or a portion of the asset will be realized.

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

Liquidity, Capital Resources and Cash Flow

We have incurred net operating losses and negative operating cash flows since inception. As of June 30, 2008, we had an accumulated retained earnings deficit of $15,986,104 and a stockholders’ deficit of $1,628,127. We have funded our operations through June 30, 2008 through the issuance of private and public placements of equity securities, borrowings from stockholders and others, and sales of Lightspace products. Our long-term success is dependent upon obtaining sufficient capital to fund operations and product development, bringing such products to the worldwide market, and obtaining sufficient sales volume to be profitable. At June 30, 2008, the Company’s cash balance was $19,282. These factors, among others, indicate that there is substantial uncertainty that we will continue as a going concern.

As part of the acquisition of the emagipix in-process development technology, we issued a $950,000 convertible term secured non-recourse note to Illumination Design Works, Inc. upon the closing of the purchase on April 30, 2007. The $950,000 convertible term secured non-recourse note bears interest at 5% per annum, payable yearly, and is due and payable on April 30, 2010. The note is secured by a pledge of 76% of the stock of LEC. The principal of the note is convertible at any time up and until April 30, 2010, at the option of the holder, into the common stock of Lightspace Corporation at a conversion price of $0.80 per share. Upon the occurrence of certain defined events of default by the noteholder, Lightspace has the right to convert the note to common stock at the lower of the conversion price of $0.80 or current market price of the common stock.

The first annual payment of interest of $47,500 was due and payable on April 15, 2008. At June 30, 2008, Lightspace had made installment payments of $3,958 against the amount of interest due and is currently in arrears in the monthly installment payments. The non-payment of the total amount of yearly interest when due is defined as an event of default under the terms of the note. Upon an event of default, and after written notice of such event of default by the holder of the note, the holder may pursue remedies with respect to the collection of the principal of the note and unpaid interest. Such remedies are limited solely to the collateral security for the note, 76% of the stock of LEC. Lightspace and the holder of the note are negotiating payment terms for the remaining balance of interest due under the note, and to date, Lightspace has not received written notice of an event of default.

On April 30, 2007 the Company closed a private placement of its equity units. The Company sold 586,173 units at the offering price of $6.40 per unit, resulting in aggregate proceeds to the Company of $3,751,507. After expenses of the offering of $311,507, the net proceeds to the Company were $3,440,000. Each equity unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. The sale of 586,173 units resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 4,689,384 warrants to purchase a total of 4,689,384 shares of common stock at an exercise price of $1.00 per warrant; (3) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.25 per warrant; and (4) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.63 per warrant. In connection with the sale of the equity units, we paid Griffin Securities, Inc., the financial advisor for the private placement, a fee in the amount of $187,575 and issued to Griffin Securities a purchase warrant exercisable for 58,617 units, in the same form sold in the private placement, at an exercise price of $6.40 per unit.

The Company used a portion of the net proceeds from the private placement to complete the acquisition of the emagipix technology by the payment of the cash purchase price of $300,000. The balance of the net proceeds was used for general working capital purposes.

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

Deferred Revenue and Backlog

Deferred revenue is represented by: (1) advance deposits received from customers for the future purchase and installation of a Lightspace system and (2) the balance of deferred maintenance revenue to be recognized as income over the remaining term of the maintenance contract. Our product backlog at June 30, 2008 and December 31, 2007 was $235,400 and $96,280, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than normal lease arrangements.

Effective July 1, 2008, the Company entered into a triple net five-year lease for approximately 10,700 square feet to be used for office and manufacturing operations. The terms of this new lease provide for average annual base rental payments of approximately $102,000 per year. Concurrent with the signing of the new lease, the Company entered into a lease termination agreement with the former landlord for the approximate three remaining years under a five year lease agreement for office and manufacturing operations entered into effective May 1, 2006. Under this lease termination agreement, the Company settled all amounts due under the May 1, 2006 lease by a payment of $75,000. As a result of this lease termination agreement, a liability established to evenly spread monthly lease payments in the amount of $132,909 was no longer required and was reversed as an offset to rent expense effective June 30, 2008.

The Company leases its facilities and certain equipment under non-cancelable operating leases expiring through June 2013. Total rent expense for the three and six months ended June 30, 2008 and 2007 was $20,260, $96,599, $75,371and $151,530, respectively.

On June 30, 2008, we had approximately $723,600 in purchase order commitments to our vendors. The majority of this is due to the manufacturer our interactive tiles.

The table below sets forth our contractual obligations as of June 30, 2008

Contractual Obligation	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Facility lease	$511,047	$98,323	$203,933	$208,791	-
Purchase orders	723,600	723,600	-	-	-
Other leases	5,965	3,767	2,198	-	-
Total	$1,240,612	$825,690	$206,131	$208,791	-

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates. We do not have any material exposure to interest rate risk. All of our products and services are denominated in U.S. dollars, as a result of which we are not exposed to foreign currency risk with respect to our accounts receivable. All materials and components that we buy for the manufacturing of our products are also priced in United States dollars. We also did not have any operations outside the United States. Accordingly, we do not have any material foreign currency risk at this time.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Since April 16, 2008, the date that our Chief Financial Officer was released as a Lightspace employee, our Chief Executive Officer has been serving as both the Company’s principal executive officer and principal financial officer (Chief Financial Officer).

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting in connection with the evaluation required under paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

In October 2007, we were served notice of a wrongful termination claim against us by a former employee. The former employee was seeking damages in the amount of lost compensation. We believed there was no merit to the lawsuit and intended to defend against it. However, to avoid the cost of protracted litigation, on April 4, 2008, we agreed to settle the former employee’s claim to the mutual satisfaction of all parties. The settlement of this litigation did not have a significant effect on the results of operations for the three or six months ended June 30, 2008.

In March 2008, we received a letter from a vendor claiming breach of contract and non-payment of bills due. As of March 28, 2008 approximately $76,000 was owed to this vendor. This amount was not in dispute. Additionally, the vendor claimed to have purchased approximately $36,000 in materials on our behalf which as of March 28, 2007, had not been invoiced to the Company. On March 28, 2007, the case was settled and we agreed to the payment of the $76,000 to be made by March 31, 2008. The additional $36,000 allegedly owed was settled for approximately $28,000. On March 28, 2007, the Company obtained short term loans due April 28, 2008 for $70,000 from a stockholder and two ex-directors, the proceeds of which were used in payment of the $76,000. The short term loans were repaid when due. The remaining balance due to the vendor in the approximate amount of $28,000 was paid prior to June 30, 2008.

During the normal course of business, we may at times be involved in disputes and/or litigation with respect to our products, operations or employees. We are not currently involved in any other significant litigation.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth on the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 1, 2008. Management urges you to consider the risks and uncertainties described in “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

As part of the acquisition of the emagipix in-process development technology, we issued a $950,000 convertible term secured non-recourse note to Illumination Design Works, Inc. upon the closing of the purchase on April 30, 2007. The $950,000 convertible term secured non-recourse note bears interest at 5% per annum, payable yearly, and is due and payable on April 30, 2010. The note is secured by a pledge of 76% of the stock of LEC. The principal of the note is convertible at any time up and until April 30, 2010, at the option of the holder, into the common stock of Lightspace Corporation at a conversion price of $0.80 per share. Upon the occurrence of certain defined events of default by the noteholder, Lightspace has the right to convert the note to common stock at the lower of the conversion price of $0.80 or current market price of the common stock.

The first annual payment of interest of $47,500 was due and payable on April 15, 2008. At June 30, 2008, Lightspace had made installment payments of $3,958 against the amount of interest due and is currently in arrears in the monthly installment payments. The non-payment of the total amount of yearly interest when due is defined as an event of default under the terms of the note. Upon an event of default, and after written notice of such event of default by the holder of the note, the holder may pursue remedies with respect to the collection of the principal of the note and unpaid interest. Such remedies are limited solely to the collateral security for the note, 76% of the stock of LEC. Lightspace and the holder of the note are negotiating payment terms for the remaining balance of interest due under the note, and to date, Lightspace has not received written notice of an event of default.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On April 16, 2008, Mr. Louis Nunes, our Chief Financial Officer, was released as a Lightspace employee. There were no disagreements between Mr. Nunes and the Company and his release was not based on his performance. Mr. Nunes provided financial and accounting services to the Company on an outsourced basis in connection with the filing of our Form 10-Q for the March 2008 quarter.

Item 6. Exhibits

The following is a complete list of exhibits filed with the Form 10-Q.

Exhibit No.		Description
10.1	*	Lease with Lahinch Limited Partnership - Dorchester Avenue - Boston
31.1	*	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Gary Florindo
32.1	*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Gary Florindo

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSPACE CORPORATION

Date: August 14, 2008	By:	/s/ GARY FLORINDO
Gary Florindo President, Chief Executive Officer and Chief Financial Officer