Form 10-Q
period 2008-09-30
Lightspace Corp
filed 2008-11-12
CIK 1311318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008
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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2008
Common Stock, par value $0.0001	15,257,564 shares

LIGHTSPACE CORPORATION
FORM 10 - Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1 – Unaudited Consolidated Financial Statements

Statements of Consolidated Financial Position as of September 30, 2008 and December 31, 2007	3

Statements of Consolidated Operations for the Three and Nine Months Ended September 30, 2008 and 2007	4

Statements of Consolidated Changes in Stockholders’ Equity (Deficit) for the Year Ended December 31, 2007 and the for the Nine Months Ended September 30, 2008	5

Statements of Consolidated Cash Flows for the Nine Months Ended September 30, 2008 and 2007	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	24

Item 4 – Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	25

Item 1A – Risk Factors	25

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3 - Defaults upon Senior Securities	25

Item 4 - Submission of Matters to a Vote of Security Holders	26

Item 5 - Other Information	26

Item 6 - Exhibits	26

Signatures	27

PART I - FINANCIAL INFORMATION
Item 1 – Unaudited Consolidated Financial Statements

LIGHTSPACE CORPORATION
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

	September 30,	December 31,
	2008	2007
ASSETS

Current Assets
Cash and cash equivalents	$27,921	$585,737
Accounts receivable (net of allowance for doubtful accounts of $59,006 and $50,130 at September 30, 2008 and December 31, 2007)	29,960	144,293
Inventory	264,304	193,854
Inventory deposits	-	223,116
Other current assets	1,585	3,321
Total current assets	323,770	1,150,321

Property and Equipment - Net	79,648	163,209

Security Deposits	20,002	102,400

Intangible Assets	11,803	47,211
Total Assets	$435,223	$1,463,141

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable	$237,381	$237,381
Accounts payable	656,915	514,380
Accrued interest	65,941	63,612
Accrued expenses	143,968	407,030
Deferred revenue	148,474	96,280
Total current liabilities	1,252,679	1,318,683

Long-term Debt	950,000	950,000

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value; authorized 75,000,000 shares; 15,282,495 shares issued and 15,257,564 shares outstanding at September 30, 2008 and December 31, 2007	1,528	1,528
Treasury stock - 24,931 shares	(2)	(2)
Additional paid-in capital	14,388,008	14,305,125
Retained earning (deficit)	(16,156,990)	(15,112,193)
Total stockholders' equity (deficit)	(1,767,456)	(805,542)

Total Liabilities and Stockholders' Equity (Deficit)	$435,223	$1,463,141

See notes to unaudited consolidated financial statements

LIGHTSPACE CORPORATION
STATEMENTS OF CONSOLIDATED OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues
Product sales	$419,860	$313,432	$1,652,072	$1,114,566
Other	33,951	29,367	263,534	68,887
Total revenues	453,811	342,799	1,915,606	1,183,453

Product Cost	356,300	324,973	1,442,529	949,844
Gross Margin	97,511	17,826	473,077	233,609

Operating Expenses
Research and development	78,735	280,645	542,213	2,072,383
Sales and marketing	16,867	283,256	375,762	942,680
General and administrative	144,331	315,861	515,058	790,247
Total operating expenses	239,933	879,762	1,433,033	3,805,310

Operating Loss	(142,422)	(861,936)	(959,956)	(3,571,701)

Other Income (Expense)
Interest expense - net	(28,464)	(15,257)	(84,841)	(36,631)
Total other income (expense)	(28,464)	(15,257)	(84,841)	(36,631)

Loss Before Provision For Income Taxes	(170,886)	(877,193)	(1,044,797)	(3,608,332)

Provision For Income Taxes	-	-	-	-
Net Loss	$(170,886)	$(877,193)	$(1,044,797)	$(3,608,332)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.06)	$(0.07)	$(0.27)

Weighted Average Common Shares Outstanding	15,257,564	15,282,495	15,257,564	13,198,324

See notes to unaudited consolidated financial statements

LIGHTSPACE CORPORATION

STATEMENTS OF CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Treasury Stock		Additional	Retained	Stockholders’
	Shares				Paid-In	Earnings	Equity
	Issued	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance January 1, 2007	10,593,111	$1,059	-	$-	$10,607,585	$(10,311,635)	$297,009

Private placement of equity securities	4,689,384	469			3,751,038		3,751,507

Expenses of private placement					(311,507)		(311,507)

Stock option compensation					127,928		127,928

Loss for the nine month period						(3,608,332)	(3,608,332)
Balance September 30, 2007	15,282,495	1,528	-	-	14,175,044	(13,919,967)	256,605

Stock repurchase			(24,931)	(2)			(2)

Stock option compensation					130,081		130,081

Loss for the three month period						(1,192,226)	(1,192,226)
Balance December 31, 2007	15,282,495	1,528	(24,931)	(2)	14,305,125	(15,112,193)	(805,542)

Stock option compensation					82,883		82,883

Loss for the nine month period						(1,044,797)	(1,044,797)
Balance September 30, 2008	15,282,495	$1,528	(24,931)	$(2)	$14,388,008	$(16,156,990)	$(1,767,456)

See notes to unaudited consolidated financial statements

LIGHTSPACE CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
Cash Flows (Uses) from Operating Activities:
Net loss	$(1,044,797)	$(3,608,332)
Adjustments to reconcile net loss to cash (used)
in operating activities:
Depreciation and amortization	92,561	30,600
Amortization of fair value of stock warrants	35,408	35,414
Provision for stock option compensation	82,883	127,928
R&D acquisition	-	950,000
Other changes in assets and liabilities:
Accounts receivable	114,333	(65,664)
Inventory	(70,450)	(274,792)
Other current assets	224,852	(5,453)
Other assets	82,398	-
Accounts payable and accrued expenses	(118,198)	(114,893)
Deferred revenue	52,194	(98,269)
Net cash (used) in operating activities	(548,816)	(3,023,461)

Cash Flows (Uses) From Investing Activities:
Purchases of property and equipment	(9,000)	(107,061)
Net cash (used) in investing activities	(9,000)	(107,061)

Cash Flows (Uses) From Financing Activities:
Proceeds from notes payable	70,000	-
Repayment of notes payable	(70,000)	-
Proceeds from sale of common stock	-	3,751,507
Expense of private placement	-	(311,507)
Net cash provided from financing activities	-	3,440,000

Net Increase (Decrease) in Cash and Cash Equivalents	(557,816)	309,478
Cash and Cash Equivalents - beginning of period	585,737	879,987
Cash and Cash Equivalents - end of period	$27,921	$1,189,465

Non-cash financing activities:
Issuance of notes payable	$-	$950,000

See notes to unaudited consolidated financial statements

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1. NATURE OF THE BUSINESS AND OPERATIONS

Lightspace Corporation (the “Company”, “Lightspace”, “we”, “our”, “us”), incorporated in August 2001 as a Delaware corporation, provides interactive lighting entertainment products to numerous industries including children play areas, retail stores, family entertainment centers, theme parks, fashion shows, nightclubs, special events, stage lighting & sound, health clubs and architectural lighting and design.

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

We have incurred net operating losses and negative operating cash flows since inception. As of September 30, 2008, we had an accumulated retained earnings deficit of $16,156,990 and a stockholders’ deficit of $1,767,456. We have funded our operations through September 30, 2008 through the issuance of private and public placements of equity securities, borrowings from stockholders and others, and sales of Lightspace products. Our long-term success is dependent upon obtaining sufficient capital to fund operations and product development, bringing such products to the worldwide market, and obtaining sufficient sales volume to be profitable.

2. BASIS OF PRESENTATION

The consolidated financial statements at September 30, 2008 include the accounts of Lightspace Emagipix Corporation, a wholly-owned subsidiary, organized as of March 29, 2007. All intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred a net loss from operations of $1,044,797 for the nine months ended September 30, 2008. Further, we have accumulated net losses from operations of $16,156,990 as of September 30, 2008. Our cash balance at September 30, 2008 was $27,921. These factors, among others, indicate that there is substantial uncertainty that we will continue as a going concern. The consolidated financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The statement of consolidated financial position as of September 30, 2008, the statements of consolidated operations for the three months and nine months ended September 30, 2008 and 2007, the statements of consolidated cash flows for the nine months ended September 30, 2008 and 2007, and the statements of consolidated changes in stockholders’ equity (deficit) for the period from January 1, 2007 through September 30, 2008 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. Such consolidated financial statements do not include all of the information and disclosures required for audited consolidated financial statements. In the opinion of our management, the unaudited interim consolidated financial statements have been prepared on the same basis as our annual audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, cash flows, and changes in stockholders’ equity (deficit) for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results that can be expected for any other interim period or any fiscal year.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

2. BASIS OF PRESENTATION (continued)

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115” (“SFAS 159”). Such Statement allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements of these financial instruments and liabilities are to be recognized in the statement of operations. SFAS 159 was effective for the Company commencing January 1, 2008. The Company did not elect to remeasure any financial instruments or liabilities under the provisions of SFAS 159; and accordingly, the adoption of SFAS 159 did not have an impact on the accompanying consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Defining Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures with respect to measurement of fair value. SFAS 157 applies only under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 was effective for the Company commencing January 1, 2008; however, the FASB has delayed the effective date until January 1, 2009 for certain nonfinancial assets and liabilities. The adoption of SFAS 157 on January 1, 2008 with respect to the Company’s financial assets and liabilities did not have an impact on the accompanying consolidated financial statements.

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

4. TECHNOLOGY ACQUISITION AND PRIVATE PLACEMENT OF SECURITIES

On March 29, 2007, Lightspace Emagipix Corporation (“LEC”), a newly formed, wholly-owned subsidiary of Lightspace Corporation, entered into an agreement with Illumination Design Works, Inc. to acquire the assets related to the in-process development technology emagipix, an interactive lighting technology that utilizes electroluminescent sheets. On April 30, 2007, LEC completed the acquisition of the emagipix technology. The purchase price for the emagipix technology consisted of $300,000 and the issuance of a $950,000 convertible term secured non-recourse note to Illumination Design Works, Inc. In connection with the acquisition, a former officer and co-founder of Lightspace Corporation and the principal owner of Illumination Design Works, Inc. re-commenced employment with us and was granted options to purchase 250,000 shares of common stock at an exercise price of $0.80 per share.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

4. TECHNOLOGY ACQUISITION AND PRIVATE PLACEMENT OF SECURITIES (continued)

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

The Company accounted for the acquisition of the emagipix technology as the acquisition of in process research and development and recorded a charge to operations on April 30, 2007 of $1,306,612, which included legal fees incurred in connection with the acquisition. The Company’s initial estimates that the cost to complete the development of the emagipix technology would be between $1.5 million and $2.0 million and that the technology would be commercially available within three years have been revised. The Company’s cash situation at December 31, 2007 and subsequent thereto has necessitated that development work of the emagipix technology be deferred until sufficient capital has been raised to fund the current operations of the Company and thereafter recommence the development efforts with respect to the emagipix technology.

On April 30, 2007 the Company closed a private placement of its equity units. The Company sold 586,173 units at the offering price of $6.40 per unit, resulting in aggregate proceeds to the Company of $3,751,507. After expenses of the sale of $311,507, the net proceeds to the Company were $3,440,000. Each equity unit consists of: (1) eight shares of common stock; (2) eight warrants to purchase a total of eight shares of common stock at an exercise price of $1.00 per warrant; (3) two warrants to purchase a total of two shares of common stock at an exercise price of $1.25 per warrant; and (4) two warrants to purchase a total of two shares of common stock at an exercise price of $1.63 per warrant. The sale of 586,173 units resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 4,689,384 warrants to purchase a total of 4,689,384 shares of common stock at an exercise price of $1.00 per warrant; (3) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.25 per warrant; and (4) 1,172,346 warrants to purchase a total of 1,172,346 shares of common stock at an exercise price of $1.63 per warrant. The warrants are exercisable at the option of the holder at any time up until April 30, 2012, at which date the warrants expire. In the event of a division of the Company’s common stock, the warrants will be adjusted proportionately. The warrants have been classified permanently within stockholders’ equity, as upon exercise, the warrant holder can only receive the specified number of common shares.

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

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

5. LOSS PER SHARE (continued)

The following potentially dilutive securities were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive:

	September 30,
	2008	2007
Common stock options	1,405,420	5,158,610
Common stock warrants	23,634,205	23,634,205
Convertible debt	1,187,500	1,187,500
Total	26,227,125	29,980,315

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

No stock options were granted in the nine month period ended September 30, 2008. In the year ended December 31, 2007, we granted to directors, officers and key employees 4,075,856 options to purchase 4,075,856 shares of common stock at an exercise prices ranging from $0.80 to $1.10 per share.

The provision for stock option-based compensation for the three month periods ended September 30, 2008 and 2007 was $31,556 and $80,519, respectively. The provision for stock option-based compensation for the nine month periods ended September 30, 2008 and 2007 was $82,883 and $127,928, respectively. We did not tax affect the provision for stock-based compensation due to our net operating loss carryforwards; accordingly, the net loss for the periods was directly increased by the amount of the provision for stock option-based compensation.

For all periods prior to January 1, 2006, we accounted for stock-based compensation arrangements with employees and directors utilizing the intrinsic-value method. Under this method, stock-based compensation expense was determined at the measurement date, which was generally the date of grant, as the aggregate amount by which the current market value of the equity security exceeds the exercise price to be paid. The resulting compensation expense, if any, was recognized for financial reporting over the term of vesting or performance. We have historically granted stock-based compensation awards to directors, officers and key employees at an exercise price equal to the current market value of our equity security at the date of grant. Accordingly, no compensation expense has been recognized or will be recognized in the financial statements for stock-based compensation arrangements with directors, officers and key employees for option grants made prior to January 1, 2006.

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

7. INVENTORY

Inventory is stated at lower of cost or market. At September, 2008 and December 31, 2007, inventory consisted of finished products of $89,000 and $161,157 and raw materials of $175,304 and $32,697, respectively. At December 31, 2007, advance payments for purchase of inventory were $223,116 and were separately classified in the accompanying statement of consolidated financial position. At September 30, 2008 there were no advance payments for the purchase of inventory.

8. ACCRUED EXPENSES

Accrued expenses at September 30, 2008 and December 31, 2007 consist of the following:

	September 30,	December 31,
	2008	2007
Earned vacation compensation	$36,740	$64,346
Professional fees	49,500	84,500
Reserve for warranty	35,000	32,000
Operating lease payment differential	-	141,541
Other	22,728	84,643
Total accrued expenses	$143,968	$407,030

9. NOTES PAYABLE AND LONG TERM DEBT

Notes payable and long term debt at September 30, 2008, March 31, 2008 and December 31, 2007 consist of the following:

		September 30,	March 31,	December 31,
	Rate	2008	2008	2007
Interest bearing short term notes	9.0%	-	55,000	-
Non-interest bearing short term notes	0.0%	-	15,000	-
Contingent promissory note	8.0%	237,381	237,381	237,381
Long term debt	5.0%	950,000	950,000	950,000
Total		1,187,381	1,257,381	1,187,381

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

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

9. NOTES PAYABLE AND LONG TERM DEBT (continued)

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

The first annual payment of interest of $47,500 was due and payable on April 15, 2008. At September 30, 2008, Lightspace had made installment payments of $3,958 against the amount of interest due and is currently in arrears in the monthly installment payments. The non-payment of the total amount of yearly interest when due is defined as an event of default under the terms of the note. Upon an event of default, and after written notice of such event of default by the holder of the note, the holder may pursue remedies with respect to the collection of the principal of the note and unpaid interest. Such remedies are limited solely to the collateral security for the note, 76% of the stock of LEC. Lightspace has not received written notice of an event of default. In November 2008, Lightspace received notice from the holder of the note of its intention to exercise the option to convert the $950,000 principal balance of the note into the common stock of Lightspace at an exercise price of $0.80 per share (1,187,500 shares of Lightspace common stock). Upon conversion of the note, the collateral security for the note, 76% of the stock of LEC, will be voided. Lightspace and the holder of the note are negotiating payment terms for the remaining balance of interest due under the note.

10. COMMON STOCK

On April 30, 2007 the our stockholders approved resolutions to increase the authorized shares of our $0.0001 par value common stock to 75,000,000 authorized shares from 30,000,000 authorized shares to provide for the issuance of the equity units in the private placement that closed as of April 30, 2007.

11. STOCK INCENTIVE PLANS

In September 2005, our stockholders and Board of Directors approved the 2005 Stock Incentive Plan (the “2005 Stock Plan”). The 2005 Plan provides that the Board of Directors may grant up to 72,080 incentive stock options and/or nonqualified stock options to directors, officers, key employees and consultants. The 2005 Stock Plan provides that the exercise price of each option must be at least equal to the fair market value of the common stock at the date such option is granted. Options expire in ten years or less from the date of grant and vest over a period not to exceed four years. Concurrent with the adoption of the 2006 Stock Plan in June 2006, no additional options can be issued under the 2005 Stock Plan.

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

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

11. STOCK INCENTIVE PLANS (continued)

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

Combined information with respect to stock options issued under the 2005, 2006 and 2007 Stock Plans for the nine month period ended September 30, 2008 is summarized as follows:

	September 30, 2008
		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding January 1, 2008	5,143,610	$1.01
Options granted	-	-
Options exercised	-	-
Options cancelled	(3,738,190)	(1.04)
Options outstanding September 30, 2008	1,405,420	$0.98

Options exercisable at September 30, 2008	653,051	$0.93

Weighted average contractual life (years) options outstanding	8 1/2
Options available for grant at September 30, 2008	4,713,202

12. STOCK WARRANTS

Issued and outstanding warrants to purchase Lightspace common stock are as follows:

		Exercise	September 30,	December 31,
Type of Warrant	Date Issued	Price	2008	2007
$.80 Exchange warrant	April 27, 2006	$0.80	361,252	361,252
$1.00 Exchange warrant	April 27, 2006	$1.00	276,370	276,370
$3.00 Exchange warrant	April 27, 2006	$3.00	649,892	649,892
$7.50 Exchange warrant	April 27, 2006	$7.50	234,398	234,398
$0.80 Unit warrant	April 30, 2007	$0.80	468,936	468,936
$0.96 Unit warrant	November 2, 2006	$0.96	816,000	816,000
$1.00 Unit warrant	2006 and April 30, 2007	$1.00	13,884,905	13,884,905
$1.25 Unit warrant	2006 and April 30, 2007	$1.25	3,471,226	3,471,226
$1.63 Unit warrant	2006 and April 30, 2007	$1.63	3,471,226	3,471,226
Total common stock warrants outstanding			23,634,205	23,634,205

On April 30, 2007 we closed the offering period for the private sale of equity units. We sold 586,173 units at the offering price of $6.40 per unit, resulting in gross proceeds of $3,751,507. The sale of 586,173 units and the issuance to the financial advisor of a unit purchase warrant exercisable for 58,617 units identical to the units sold in the private placement resulted in the issuance of: (1) 4,689,384 shares of common stock; (2) 468,936 unit warrants to purchase a total of 468,936 shares of common stock at an exercise price of

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

12. STOCK WARRANTS (continued)

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

We entered into a Registration Rights Agreement with the purchasers of the units, whereby we had agreed to file a registration statement, within 45 days of the closing, to register for resale the shares of common stock, warrants and shares of common stock issuable upon exercise of the unit warrants, included in the units issued in the private placement to investors and the financial advisor. As of September 30, 2008, these securities have not been registered for resale.

At September 30, 2008 and December 31, 2007, the weighted average exercise price of the common stock warrants outstanding was $1.24. At September 30, 2008, the common stock warrants had an average remaining life of approximately three and one half years.

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

LIGHTSPACE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

The Company leases its facilities and certain equipment under non-cancelable operating leases expiring through June 2013. Total rent expense for the three and nine months ended September 30, 2008 and 2007 was $32,580, $129,179, $74,380 and $238,019, respectively.

On September 30, 2008, we had approximately $745,000 in purchase order commitments to our vendors. The majority of this amount is due to the manufacturer of our interactive tiles.

The table below sets forth our contractual obligations as of September 30, 2008

Contractual Obligation	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Facility lease	$486,466	$98,930	$204,540	$182,996	-
Purchase orders	745,000	745,000	-	-	-
Other leases	5,023	3,767	1,256	-	-
Total	$1,236,489	$847,697	$205,796	$182,996	-

15. SEGMENT INFORMATION

We conduct our operations and manage our business in one segment, the manufacture of hardware and development of software for interactive lighting entertainment. Within this segment, the Company’s chief executive officer views the operations of the manufacturing and sales and marketing organizations as an integrated business unit and utilizes Companywide operating results as one factor in making operating decisions.

Revenues, denominated in U.S. dollars, by geographical region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

United States	$182,097	$209,546	$860,394	$739,325
Europe	124,262	-	631,906	203,675
Asia/Australia	122,647	101,253	158,637	145,953
South America	-	32,000	170,624	74,000
Canada	24,805	-	94,045	20,500
Total	$453,811	$342,799	$1,915,606	$1,183,453

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

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Annual Report and our other public reports may also be obtained without charge upon written request to Lightspace Corporation, 383 Dorchester Avenue, Suite 220, Boston, Massachusetts 02127, Attention, Investor Relations.

Overview

Lightspace provides interactive lighting entertainment products to children play areas, family entertainment centers, retail stores, theme parks, fashion shows, nightclubs, special events, stage lighting and sound providers, health clubs and architectural lighting and design. Our current product lines include: (a) Lightspace Play, an interactive 36 tile gaming platform for children and adult recreation; (b) Lightspace Dance, an interactive floor, generally in sizes of 86 tiles and larger, that displays customizable lights and effects; and (c) Lightspace Design, an interactive tile system that displays customizable lights and video effects that can be mounted on any flat surface.

Results of Operations for the Quarters and Nine Months Ended September 30, 2008 and 2007 Revenue and Operating Results

For the quarter ended September 30, 2008, revenue was $453,811, an increase of $111,012 from revenue of $342,799 recorded in the quarter ended September 30, 2007. The net loss for the quarter ended September 30, 2008 was $170,886, ($0.01) per diluted share, as compared to the net loss for the quarter ended September 30, 2007 of $877,193, ($0.06) per diluted share. The net loss for the quarter ended September 30, 2008 included a provision for compensation related to stock options in the amount of $31,556. The net loss for the quarter ended September 30, 2007 included a provision for compensation related to stock options in the amount of $80,519. Additionally, the net loss for the quarter ended September 30, 2008 reflects the first full quarter’s impact of staff reductions and other expense reductions affected during the first six months of 2008, discussed hereafter.

Revenue for the quarter ended September 30, 2008 was comprised of revenue from the sale of products, $419,860 and other revenue of $33,951, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In this period, there were nineteen Lightspace Play new installation sites, six Lightspace Design new installation sites, and one Lightspace Dance new installation site, representing 919 interactive tiles. Revenue for the quarter ended September 30, 2007 was comprised of revenue from the sale of products, $313,432, and other revenue of $29,367, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the quarter ended September 30, 2007, there were ten Lightspace Play new installation sites and two Lightspace Dance new installation sites, representing 472 interactive tiles.

For the quarter ended September 30, 2008, sales of Lightspace products were made to customers in the United States - $182,097; Europe - $124,262; Asia - $122,647; and Canada - $24,805. During this period, three customers accounted for 24%, 20% and 15% of revenues, respectively. Total sales to these three new customers for the September 2008 quarter aggregated $267,674, or approximately 59% of total revenue. For the quarter ended September 30, 2007, sales of Lightspace products were made to customers in the United States - $209,546; Asia/Australia - $101,253; and South America - $32,000. During this period, four customers, each individually, accounted for over 10% of revenues. Sales to these four customers aggregated $204,532, or approximately 60% of total revenues.

For the nine months ended September 30, 2008, revenue was $1,915,606, an increase of $732,153 or approximately 62% from revenue of $1,183,453 recorded in the nine months ended September 30, 2007. The net loss for the nine months ended September 30, 2008 was $1,044,797, ($0.07) per diluted share, as compared to a net loss for the nine months ended September 30, 2007 of $3,608,332, ($0.27) per diluted share. The net loss for the nine months ended September 30, 2007 included a charge in the amount of $1,306,612 to research and development operating expenses related to the acquisition of the emagipix in-process development technology. The net loss for the nine months ended September 30, 2008 included a provision for compensation related to stock options in the amount of $82,883. The net loss for the nine months ended September 30, 2007 included a provision for compensation related to stock options in the amount of $127,928. Additionally, the net loss for the nine months ended September 30, 2008 reflects the impact of staff reductions and other expense reductions affected during the first six months of 2008, discussed hereafter.

The revenue for the nine months ended September 30, 2008 was comprised of revenue from the sale of products, $1,652,072, and other revenue of $263,534, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the nine months ended September 30, 2008, there were forty-seven Lightspace Play new installation sites, six Lightspace Dance new installation sites and ten Lightspace Design new installation sites, representing 3,577 interactive tiles. The revenue for the nine months ended September 30, 2007 was comprised of revenue from the sale of products, $1,114,566, and other revenue of $68,887, as represented by deferred maintenance revenue, sales of miscellaneous parts and other services. In the nine months ended September 30, 2007, there were thirty-three Lightspace Play new installation sites, three Lightspace Dance new installation site and one Lightspace Design new installation site, representing 1,709 interactive tiles.

For the nine months ended September 30, 2008, sales of Lightspace products were made to customers in the United States - $860,394; Europe - $631,906; South America - $170,624; Asia/Australia - $158,637; and Canada - $94,045. During this period, one new Lightspace customer accounted for approximately 24% of revenues. Sales to this customer aggregate $451,059 in the 2008 nine month period. For the nine months ended September 30, 2007, sales of Lightspace products were made to customers in the United States - $739,325; Europe - $203,675; Asia/Australia - $145,953; South America - $74,000; and Canada - $20,500. During this period, two customers, each individually, accounted for more than 10% of revenues. Sales to these two customers aggregated $378,372 in the 2007 nine month period, or approximately 32% of total revenue.

Our product backlog at September 30, 2008 was $233,816, representing 505 interactive tiles. We expect that this backlog will be installed at customer locations in the December 2008 quarter. Cancellation of a signed contract or order included in product backlog requires the consent of Lightspace.

Product Cost and Gross Margin

For the quarters ended September 30, 2008 and 2007, Lightspace recorded gross margins of $97,511, or 21%, and $17,826, or 5%, respectively. For the nine months ended September 30, 2008 and 2007, Lightspace recorded gross margins of $473,077, or 25%, and $233,609, or 20%, respectively. The product margin percentage improvement in the quarter and nine month period ended September 2008 is due to increase revenues in the 2008 periods where the fixed product cost is spread over more units and staff reductions and other expense reductions affected in the 2008 periods. Product margins in the nine month period ended September 30, 2008 were unfavorably impacted by $42,000 of provisions for obsolete tooling and disputed importation taxes. Product margins in the nine month period ended September 30, 2007 were unfavorably impacted by a provision of $21,192 for obsolete materials as a result of engineering design changes. Product cost includes the direct cost of materials, associated freight charges, and the allocated per unit cost of the contractor's manufacturing labor, overhead and profit associated with products sold. For the most part, these costs are variable and increase or decrease with volume. Product cost also includes our personnel and related expenses assigned to operations and customer service. These latter costs tend to be a fixed cost that decreases on a per unit basis as volume increases.

Technology Acquisition

On March 29, 2007, Lightspace Emagipix Corporation (“LEC”), a newly formed, wholly-owned subsidiary of Lightspace Corporation, entered into an agreement with Illumination Design Works, Inc. to acquire the assets related to the in-process development technology emagipix, an interactive lighting technology that utilizes electroluminescent sheets. On April 30, 2007, LEC completed the acquisition of the emagipix technology. The purchase price for the emagipix technology consisted of $300,000 and the issuance of a $950,000 convertible term secured non-recourse note to Illumination Design Works, Inc. In connection with the acquisition, a former officer and co-founder of Lightspace Corporation and the principal owner of Illumination Design Works, Inc. re-commenced employment with us and was granted options to purchase 250,000 shares of common stock at an exercise price of $0.80 per share.

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

Operating Expenses

 To conserve cash, Lightspace has undertaken significant staff reductions and other reductions in all departments. Staff levels, which were at twenty-five full-time employees at December 31, 2007, were reduced to six employees by June 30, 2008 and have remained at that level through September 30, 2008. Present staffing levels are as follows: operations – 2; research and development – 2; and administration – 2. The financial impact of the reduced staff levels was not fully implemented until May of 2008; accordingly, fully reduced expense levels were not realized until the September 2008 quarter. Additionally, effective July 1, 2008, the Company entered into a triple net five-year lease for approximately 10,700 square feet to be used for office and manufacturing operations. Concurrent with the signing of the new lease, the Company entered into a lease termination agreement with the former landlord for the approximate three remaining years under a five year lease agreement for office and manufacturing operations entered into effective May 1, 2006. Under this lease termination agreement, the Company settled all amounts due under the May 1, 2006 lease by a payment of $75,000. As a result of this lease termination agreement, a liability established to evenly spread monthly lease payments in the amount of $132,909 was no longer required and was reversed as an offset to rent expense effective June 30, 2008. The first year base monthly rental payments under the new lease are $8,194 compared to monthly rent payments of $24,682 under the terminated lease.

For the quarter ended September 30, 2008, research and development spending was $78,735 compared to $280,645 for the quarter ended September 30, 2007. For the nine months ended September 30, 2008 research and development spending was $542,213 as compared to $2,072,383 for the nine months ended September 30, 2007. The decreased 2008 research and development spending levels is primarily related to the acquisition of the Emagipix technology in April 2007 that required a valuation charge to research and development in the amount of $1,306,612 and to staff reductions that were affected in 2008. With the reduction of the research and development staff from nine employees to two employees during the first six months of 2008, research and development expenditures for the period from July through December of 2008 will be significantly less than the comparable period of 2007.

For the quarter ended September 30, 2008, sales and marketing expenditures were $16,867 as compared to $283,256 for the quarter ended September 30, 2007. For the nine months ended September 30, 2008 sales and marketing expenditures were $375,762 as compared to $942,680 for the nine months ended September 30, 2007. The significant reduction in 2008 sales and marketing expenses is directly related to the reduction in sales and marketing staff. The sales and marketing staff of eight employees at December 31, 2007 has been eliminated. At September 30, 2008, the Company’s CEO and vice president of operations are maintaining the sales and marketing function, as the Company shifts to a distributor based sales organization from a Company based sales organization.

For the quarter ended September 30, 2008, administrative expenditures were $144,331 as compared to $315,861 for the quarter ended September 30, 2007. For the nine months ended September 30, 2008 administrative expenditures were $515,058 as compared to $790,247 for the nine months ended September 30, 2007. The significant reduction in 2008 administrative expenses is directly related to the reduction in staff and other expense reductions. The administrative staff of four employees at December 31, 2007 had been reduced to two employees at June 30, 2008, and remained at that level through the September 2008 quarter.

Inflation

In the opinion of management, inflation has not had a material impact on our operations.

Net Interest Expense

Net interest expense was $28,464 for the quarter ended September 30, 2008 as compared to $15,257 for the quarter ended September 30, 2007. For the nine month period ended September 30, 2008, net interest expense was $84,841 as compared to $36,631 in the corresponding period of 2007. The increased net interest expense in the 2008 periods is due to the issuance in April 2007 of a $950,000 note in connection with the purchase of the emagipix technology.

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

Liquidity, Capital Resources and Cash Flow

We have incurred net operating losses and negative operating cash flows since inception. As of September 30, 2008, we had an accumulated retained earnings deficit of $16,156,990 and a stockholders’ deficit of $1,767,456. We have funded our operations through September 30, 2008 through the issuance of private and public placements of equity securities, borrowings from stockholders and others, and sales of Lightspace products. Our long-term success is dependent upon obtaining sufficient capital to fund operations and product development, bringing such products to the worldwide market, and obtaining sufficient sales volume to be profitable. At September 30, 2008, the Company’s cash balance was $27,921. These factors, among others, indicate that there is substantial uncertainty that we will continue as a going concern.

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

The first annual payment of interest of $47,500 was due and payable on April 15, 2008. At September 30, 2008, Lightspace had made installment payments of $3,958 against the amount of interest due and is currently in arrears in the monthly installment payments. The non-payment of the total amount of yearly interest when due is defined as an event of default under the terms of the note. Upon an event of default, and after written notice of such event of default by the holder of the note, the holder may pursue remedies with respect to the collection of the principal of the note and unpaid interest. Such remedies are limited solely to the collateral security for the note, 76% of the stock of LEC. Lightspace has not received written notice of an event of default. In November 2008, Lightspace received notice from the holder of the note of its intention to exercise the option to convert the $950,000 principal balance of the note into the common stock of Lightspace at an exercise price of $0.80 per share (1,187,500 shares of Lightspace common stock). Upon conversion of the note, the collateral security for the note, 76% of the stock of LEC, will be voided. Lightspace and the holder of the note are negotiating payment terms for the remaining balance of interest due under the note.

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

Deferred Revenue and Backlog

Deferred revenue is represented by: (1) advance deposits received from customers for the future purchase and installation of a Lightspace system and (2) the balance of deferred maintenance revenue to be recognized as income over the remaining term of the maintenance contract. Our product backlog at September 30, 2008 and December 31, 2007 was $233,816 and $96,280, respectively.

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

The Company leases its facilities and certain equipment under non-cancelable operating leases expiring through June 2013. Total rent expense for the three and nine months ended September 30, 2008 and 2007 was $32,580, $129,179, $74,380 and $238,019, respectively.

On September 30, 2008, we had approximately $745,000 in purchase order commitments to our vendors. The majority of this amount is due to the manufacturer of our interactive tiles.

The table below sets forth our contractual obligations as of September 30, 2008

Contractual Obligation	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Facility lease	$486,466	$98,930	$204,540	$182,996	-
Purchase orders	745,000	745,000	-	-	-
Other leases	5,023	3,767	1,256	-	-
Total	$1,236,489	$847,697	$205,796	$182,996	-

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

For all periods prior to January 1, 2006, the Company accounted for stock-based compensation arrangements with employees and directors utilizing the intrinsic-value method. Under this method, stock-based compensation expense was determined at the measurement date, which again is generally the date of grant, as the aggregate amount by which the current market value of the equity security exceeds the exercise price to be paid. The resulting compensation expense, if any, is recognized for financial reporting over the term of vesting or performance. The Company has historically granted stock-based compensation awards to directors, officers and employees and directors at an exercise price equal to the current market value of the Company’s equity security at the date of grant. Accordingly, no compensation expense has been recognized or will be recognized in the financial statements for stock-based compensation arrangements with directors, officers and employees for grants prior to January 1, 2006.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates. We do not have any material exposure to interest rate risk. All of our products and services are denominated in United States dollars, as a result of which we are not exposed to foreign currency risk with respect to our accounts receivable. All materials and components that we buy for the manufacturing of our products are also priced in United States dollars. We also did not have any operations outside the United States. Accordingly, we do not have any material foreign currency risk at this time.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Since April 16, 2008, the date that our Chief Financial Officer was released as a Lightspace employee, our Chief Executive Officer has been serving as both the Company’s principal executive officer and principal financial officer (Chief Financial Officer).

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting in connection with the evaluation required under paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

In October 2007, we were served notice of a wrongful termination claim against us by a former employee. The former employee was seeking damages in the amount of lost compensation. We believed there was no merit to the lawsuit and intended to defend against it. However, to avoid the cost of protracted litigation, on April 4, 2008, we agreed to settle the former employee’s claim to the mutual satisfaction of all parties. The settlement of this litigation did not have a significant effect on the results of operations for the nine months ended September 30, 2008.

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

The first annual payment of interest of $47,500 was due and payable on April 15, 2008. At September 30, 2008, Lightspace had made installment payments of $3,958 against the amount of interest due and is currently in arrears in the monthly installment payments. The non-payment of the total amount of yearly interest when due is defined as an event of default under the terms of the note. Upon an event of default, and after written notice of such event of default by the holder of the note, the holder may pursue remedies with respect to the collection of the principal of the note and unpaid interest. Such remedies are limited solely to the collateral security for the note, 76% of the stock of LEC. Lightspace has not received written notice of an event of default. In November 2008, Lightspace received notice from the holder of the note of its intention to exercise the option to convert the $950,000 principal balance of the note into the common stock of Lightspace at an exercise price of $0.80 per share (1,187,500 shares of Lightspace common stock). Upon conversion of the note, the collateral security for the note, 76% of the stock of LEC, will be voided. Lightspace and the holder of the note are negotiating payment terms for the remaining balance of interest due under the note.

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

LIGHTSPACE CORPORATION

Date: November 12, 2008	By:	/s/ GARY FLORINDO
Gary Florindo President, Chief Executive Officer and Chief Financial Officer